Form 10-Q
period 2021-03-31
TradeUP Global Corp
filed 2021-06-08
CIK 1847075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40368

TRADEUP GLOBAL CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1584130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

437 Madison Avenue, 27th Floor New York, New York 10022
(Address of Principal Executive Offices, including zip code)

(732) 910-9692
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	TUGCU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	TUGC	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	TUGCW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of June 4, 2021, there were 1,074,780 Class A ordinary shares, $0.0001 par value per share, and 272,247 Class B ordinary shares, $0.0001 par value per share, issued and outstanding. Such issued and outstanding shares do not include Class A ordinary shares issuable upon the separation of the Units on the 52nd day following April 28, 2021 (or, since June 19, 2021 is not a business day, the next succeeding business day on June 21, 2021), unless the underwriters in our initial public offering inform us of their decision to allow earlier separate trading and certain other conditions.

TRADEUP GLOBAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

Some of the statements contained in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following the Initial Public Offering.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Registration Statement on Form S-1 filed with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

TRADEUP GLOBAL CORPORATION

UNAUDITED CONDENSED BALANCE SHEET

March 31, 2021

Assets
Cash	$40,571
Total Current Assets	40,571

Other Assets
Deferred offering costs	272,187
Total Assets	$312,758

Liabilities and Shareholder's Equity
Accrued expenses	$197,268
Promissory note - related party	95,000
Total Current Liabilities	292,268

Commitments and Contingencies

Shareholder's Equity:
Preference shares, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 1,150,000 shares issued and outstanding (1)	115
Additional paid-in capital	24,885
Accumulated deficit	(4,510)
Total Shareholder's Equity	20,490
Total Liabilities and Shareholder's Equity	$312,758

(1) This number includes 27,753 ordinary shares forfeited if the over-allotment option is not exercised in full by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRADEUP GLOBAL CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 26, 2021 (INCEPTION) THROUGH MARCH 31, 2021

Formation costs	$4,510
Net loss	$(4,510)
Basic and diluted weighted average Class B ordinary shares outstanding (1)	1,000,000

Basic and diluted net loss per Class B ordinary share	$(0.00)

(1) This number excludes up to 150,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRADEUP GLOBAL CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE PERIOD FROM JANUARY 26, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Preference Shares		Ordinary Shares				Additional		Total
			Class A		Class B		Paid-in	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 26, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—

Founder shares issued to initial shareholder (1)	—	—	—	—	1,150,000	115	24,885	—	25,000

Net loss	—	—	—	—	—	—	—	(4,510)	(4,510)

Balance as of March 31, 2021	—	$—	—	$—	1,150,000	$115	$24,885	$(4,510)	$20,490

(1) This number includes 27,753 ordinary shares forfeited due to the over-allotment option is not exercised in full by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRADEUP GLOBAL CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 26, 2021 (INCEPTION) THROUGH MARCH 31, 2021

Cash Flows from Operating Activities:
Net loss	$(4,510)
Net Cash Used in Operating Activities	(4,510)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	90,000
Payment of deferred offering costs	(44,919)
Net Cash Provided by Financing Activities	45,081

Net Change in Cash	40,571

Cash, January 26, 2021 (inception)	—

Cash, March 31, 2021	$40,571

Supplemental Disclosure of Cash Flow Information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs paid by promissory note - related party	$5,000
Accrued deferred offering costs	$197,268

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRADEUP GLOBAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Note 1 – Organization, Business Operation and Going Concern Consideration

TradeUP Global Corporation (the “Company”) is a newly organized blank check company incorporated as a Cayman Islands exempted company on January 26, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). As of March 31, 2021, the Company has not selected any Business Combination target and it has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target with respect to the Business Combination. The Company has selected December 31 as its fiscal year end.

As of March 31, 2021, the Company had not commenced any operations. For the period from January 26, 2021 (inception) through March 31, 2021, the Company’s efforts have been limited to organizational activities as well as activities related to the Company’s initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering became effective on April 28, 2021. On May 3, 2021, the Company consummated the Initial Public Offering of 4,000,000 units (the “Public Units”), which excluded the over-allotment option in the amount of up to 600,000 Public Units, at $10.00 per Public Unit, generating gross proceeds of $40,000,000 which is described in Note 3. The underwriters have a 45-day option from the effective date of the Registration Statement on April 28, 2021 to purchase up to an additional 600,000 Public Units to cover over-allotments.  On May 12, 2021, pursuant to the underwriters’ exercise of the over-allotment option, the Company issued an additional 488,986 Public Units at $10.00 per Public Unit, generating additional gross proceeds of $4,889,860, which is also described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 215,000 Class A ordinary shares (the “Private Placement Shares”) at a price of $10.00 per share in a private placement (the “Private Placement”) to the Company’s founder and sponsor, TradeUP Global Sponsor LLC (the “Sponsor”), generating gross proceeds of $2,150,000, which is described in Note 4.  On May 12, 2021, in connection with the underwriters’ exercise of the over-allotment option, the Company issued an additional 9,780 Private Placement Shares at a price of $10.00 per share, generating additional gross proceeds of $97,800, which is also described in Note 4.

Following the closing of the Initial Public Offering on May 3, 2021, an amount of $40,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and a portion of the additional proceeds from the Private Placement was placed in a trust account (the “Trust Account”) maintained by Wilmington Trust, National Association as a trustee, and following the closing of the over-allotment option on May 12, 2021, an additional amount of $4,889,860 from the net proceeds from the sale of additional Public Units and the additional proceeds from the Private Placement was placed in the Trust Account. The aggregate amount of $44,889,860 ($10.00 per Public Unit) will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), the Company intends to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the Company’s initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its public shares in connection with an initial Business Combination or to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 18 months from the closing of the Initial Public Offering; or (iii) absent an initial Business Combination within 18 months from the closing of the Initial Public Offering, its return of the funds held in the Trust Account to its public shareholders as part of its redemption of the public shares. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the Business Combination Fee and taxes payable and interest previously released for working capital purposes on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have until November 3, 2022, 18 months from the closing of the Initial Public Offering, to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within the 18-month time period.

The Class B ordinary shares (referred to herein as “Founder Shares”), except as described below, are identical to the Class A ordinary shares included in the Public Units being sold in the Initial Public Offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) prior to the Company’s initial Business Combination, only holders of the Company’s Class B ordinary shares have the right to vote on the appointment of directors, including in connection with the completion of the Company’s initial Business Combination and holders of a majority of the Company’s Class B ordinary shares may remove a member of the board of directors for any reason; (ii) the Founder Shares are subject to certain transfer restrictions, as described in more detail below; (iii) the Company’s initial shareholders have entered into an agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association that would affect the substance or timing of the Company’s obligation to provide for the redemption of the Company’s public shares in connection with an initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within 18 months from the closing of the Initial Public Offering and (C) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination within 18 months from the closing of the Initial Public Offering (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame); (iv) the Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the Company’s initial Business Combination, or earlier at the option of the holder thereof, as described below; and (v) the Founder Shares are entitled to registration rights. If the Company submits its initial Business Combination to its public shareholders for a vote, its initial shareholders have agreed to vote their Founder Shares and any public shares purchased during or after the Initial Public Offering in favor of its initial Business Combination. The other members of the Company’s management team have entered into agreements similar to the one entered into by the Company’s Sponsor with respect to any public shares acquired by them in or after the Initial Public Offering.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Company’s Sponsor will not be responsible to the extent of any liability for such third-party claims

Note 2 – Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and that will be charged to shareholders’ equity upon the completion of the Initial Public Offering. If the Initial Public Offering proved to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, would have been charged to operations.

Net Loss Per Ordinary Share

Net loss per common share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding ordinary share subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 150,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.  As of March 31, 2021, no balance was over the Federal Deposit Insurance Corporation (FDIC) limit.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company determined that the Cayman Islands is the Company’s only major tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

There is currently no taxation imposed on income by the Government of the Cayman Islands for the period from January 26, 2021 (inception) through March 31, 2021.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Pursuant to the closing of the Initial Public Offering on May 3, 2021, the Company issued and sold 4,000,000 Pubic Units, which excludes the over-allotment option in the amount of 600,000 Public Units. The underwriters had a 45-day option from the effective date of the Registration Statement on April 28, 2021 to purchase up to an additional 600,000 Public Units to cover over-allotments. On May 12, 2021, pursuant to the underwriters’ exercise of the over-allotment option, the Company issued an additional 488,986 Public Units.  Each Public Unit had an offering price of $10.00 and consists of one share of the Company’s Class A ordinary share and one-half of one redeemable warrant. The Company will not issue fractional shares. As a result, the warrants must be exercised in multiples of one whole warrant. Each whole warrant entitles the holder thereof to purchase one share of the Company’s Class A ordinary share at a price of $11.50 per share, and only whole warrants are exercisable. The warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Initial Public Offering, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation (See Note 7).

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering on May 3, 2021, the Sponsor purchased an aggregate of 215,000 Class A ordinary shares in the Private Placement at a price of $10.00 per share. On May 12, 2021, in connection with the underwriters’ exercise of the over-allotment option, the Company issued an additional 9,780 Private Placement Shares at a price of $10.00 per share. The net proceeds from the sale of the Private Placement Shares, after funding a portion of the Trust Account, have been held outside of the Trust Account and are available for the payment of offering costs and for working capital purposes. The Sponsor will be permitted to transfer the Private Placement Shares held by them to certain permitted transferees, including the Company’s officers and directors and other persons or entities affiliated with or related to it or them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as the Sponsor. Otherwise, these Private Placement Shares will not, subject to certain limited exceptions, be transferable or salable until the completion of the Company’s Business Combination.

Note 5 — Related Party Transactions

Founder Shares

On February 1, 2021, the Sponsor acquired 1,150,000 Class B ordinary shares (as noted above, referred to herein as “Founder Shares”) of for an aggregate purchase price of $25,000.

As of March 31, 2021, there were 1,150,000 Founder Shares issued and outstanding, among which, up to 150,000 Founder Shares are subject to forfeiture if the underwriters’ over-allotment is not exercised. The aggregate capital contribution was $25,000, or approximately $0.02 per share.

The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the number of Class A ordinary shares and Class B ordinary shares outstanding shares upon completion of the Initial Public Offering. The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the Company’s initial Business Combination, or earlier at the option of the holder thereof, on a one-for-one basis, subject to adjustment.

The Sponsor has agreed not to transfer, assign or sell (i) 50% of its Founder Shares until the earlier to occur of: (x) six months after the completion of the Company’s initial Business Combination and (y)  the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (B) the date on which the closing price of the Company’s Class A ordinary shares equals or exceeds $12.50 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the Company’s initial Business Combination; and (ii) the remaining 50% of the Founder shares may not be transferred, assigned or sold until six months after the date of the consummation of our initial Business Combination, or, in either case, earlier if, subsequent to the Company’s initial Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of its shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any Founder Shares.

On May 12, 2021, in connection with the partial exercise of the over-allotment in the Public Offering, the Sponsor forfeited, and we cancelled, an aggregate of 27,753 Founder Shares.

Promissory Note — Related Party

On February 2, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. As of March 31, 2021, the Company had an outstanding loan balance of $95,000. This loan was non-interest bearing, unsecured and was due at the earlier of (i) June 30, 2021 or (ii) the closing of the Initial Public Offering. The outstanding balance under the Promissory Note was repaid at the closing of the Initial Public Offering on May 3, 2021.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,200,000 of such loans may be convertible into Class A ordinary shares, at a price of $10.00 per share at the option of the lender. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment.

As of March 31, 2021, the Company had no borrowings under the working capital loans.

Note 6 — Commitments & Contingencies

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the Founder Shares, Private Placement Shares and Class A ordinary shares that may be issued upon conversion of working capital loans following the consummation of the Initial Public Offering will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled a 45-day option from the effective date of the Registration Statement on April 28, 2021 to purchase up to an additional 600,000 Public Units to cover over-allotments, if any.  On May 12, 2021, pursuant to the underwriters’ exercise of the over-allotment option, the Company issued an additional 488,986 Public Units.

Business Combination Marketing Agreement

The Company engaged US Tiger and R. F. Lafferty & Co., Inc. in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay US Tiger and R. F. Lafferty & Co., Inc. a cash fee (the “Business Combination Fee”) pursuant to a Business Combination Marketing Agreement for such services upon the consummation of the Company’s initial Business Combination of 3.5% ($1,400,000, or up to $1,610,000 if the underwriters’ over-allotment is exercised in full), in the aggregate, of the gross proceeds of the offering including the gross proceeds from the full or partial exercise of the underwriters’ over-allotment option.

Note 7 — Shareholder's Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2021, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of   $0.0001 per share. On February 1, 2021, the Company issued 1,150,000 Class B ordinary shares. Of the 1,150,000 Class B ordinary shares outstanding, an aggregate of up to 150,000 shares are subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares and assuming the initial shareholders do not purchase any shares in the Initial Public Offering within the 45 days period from the effective date of the Registration Statement on April 28, 2021) (See Note 3).

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the election of the Company’s directors prior to the initial Business Combination and holders of a majority of the Company’s Class B ordinary shares may remove a member of the board of directors for any reason.

The Class B ordinary shares will automatically convert into Class A ordinary shares on the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares outstanding upon completion of the Initial Public Offering (not including the Class A ordinary shares underlying the private placement units) plus (ii) the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Shares issued to the Company’s Sponsor upon conversion of working capital loans, provided that such conversion of Class B ordinary shares will never occur on a less than one-for-one basis.

Warrants — Each whole warrant entitles the registered holder to purchase one whole share of the Company’s ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the Initial Public Offering or 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary share. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the Public Units and only whole warrants will trade. The warrants will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

As of March 31, 2021, no warrants were outstanding.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the U.S. Securities and Exchange Commission (“SEC”) a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of its initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b) (1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event it so elect, it will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

Once the warrants become exercisable, the Company may call the warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, closing price of the Class A ordinary shares equals or exceeds $16.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company send the notice of redemption to the warrant holders.

Note 8 — Subsequent Events

On May 3, 2021, pursuant to the closing of the Initial Public Offering, the Company issued and sold 4,000,000 Public Units at a price of $10.00 per Public Unit, and simultaneously with the closing of the Initial Public Offering on May 3, 2021, the Sponsor purchased an aggregate of 215,000 Class A ordinary shares in the Private Placement at a price of $10.00 per share.

On May 3, 2021, the Sponsor converted its 850,000 Founder Shares into 850,000 Class A ordinary shares.

On May 12, 2021, pursuant to the underwriters’ exercise of the over-allotment option, the Company issued an additional 488,986 Public Units at $10.00 per Public Unit, generating additional gross proceeds of $4,889,860.

On May 12, 2021, in connection with the underwriters’ exercise of the over-allotment option, (i) the Company issued an additional 9,780 Private Placement Shares at a price of $10.00 per share, generating additional gross proceeds of $97,800, and (ii) the Sponsor forfeited, and we cancelled, an aggregate of 27,753 Founder Shares.

As of May 12, 2021, after giving effect to the closing of the over-allotment in the Initial Public Offering, the additional shares in the Private Placement and cancellation of Founder Shares, there were 1,074,780 Class A ordinary shares and 272,247 Class B ordinary shares issued and outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to TradeUP Global Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to TradeUP Global Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC on April 30, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on January 26, 2021 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of our initial public offering (the “Initial Public Offering”) and the sale of Class A ordinary shares (the “Private Placement Shares”) in a private placement (the “Private Placement”) to the Company’s founder and sponsor, TradeUP Global Sponsor LLC (the “Sponsor”), additional shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from January 26, 2021 (inception) through March 31, 2021, we had a net loss of $4,510, which consisted of formation and operating costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

Subsequent to the end of the quarterly period covered by this Quarterly Report, on May 3, 2021, we consummated the Initial Public Offering of 4,000,000 Public Units at a price of $10.00 per Unit, generating gross proceeds of $40,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 215,000 Class A Ordinary Shares as Private Placement Shares to the Sponsor at a price of $10.00 per share generating gross proceeds of $2,150,000.

On May 12, 2021, in connection with the underwriters’ exercise of their over-allotment option, we issued an additional 488,986 Unit at a price of $10.00 per Unit, generating gross proceeds of $4,889,860, and simultaneously with such closing consummated the sale of 9,780 Class A ordinary shares as Private Placement Shares to the Sponsor at a price of $10.00 per share generating gross proceeds of $97,800. In addition, in connection with the partial exercise of the over-allotment, the Sponsor forfeited, and we cancelled, an aggregate of 27,753 Class B ordinary shares.

Following the initial closings of the Initial Public Offering and the sales of the Private Placement Shares on May 3, 2021 and May 12, 2021, a total of $44,889,860 was placed in the Trust Account, and we had $1,168,786 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. In connection with the Initial Public Offering, we incurred $3,299,598 in transaction costs, including $897,797 of underwriting fees, $1,571,145 of fees payable to underwriters under a business combination marketing agreement upon the consummation of an Initial Business Combination, and $830,656 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,200,000 of such loans may be convertible into Class A ordinary shares, at a price of $10.00 per share at the option of the lender. In the event that the Initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2021, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and that will be charged to shareholders’ equity upon the completion of the Initial Public

Offering. If the Initial Public Offering proves to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, would have been charged to operations.

Net Loss Per Ordinary Share

Net loss per common share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding ordinary share subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 150,000 Founder Shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of March 31, 2021, no balance was over the Federal Deposit Insurance Corporation (FDIC) limit.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company determined that the Cayman Islands is the Company’s only major tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

There is currently no taxation imposed on income by the Government of the Cayman Islands for the period from January 26, 2021 (inception) through March 31, 2021.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on April 30, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on April 30, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 1, 2021, the Sponsor acquired 1,150,000 Class B ordinary shares for an aggregate purchase price of $25,000. The issuance of such Founder Shares to the Sponsor was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 3, 2021, we consummated the Initial Public Offering of 4,000,000 Public Units at a price of $10.00 per Public Unit, generating gross proceeds of $40,000,000. US Tiger Securities, Inc. and R. F. Lafferty & Co., Inc. acted as book-running managers. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (File No. 333-253849). The registration statements became effective on April 28, 2021.

Substantially concurrently with the initial closing of the Initial Public Offering, the Company completed the private sale of 215,000 Private Placement Shares to the Sponsor at a purchase price of $10.00 per share, generating gross proceeds to the Company of $2,150,000.

On May 12, 2021, pursuant to the underwriters’ exercise of the over-allotment option, the Company issued an additional 488,986 Public Units at $10.00 per Public Unit, generating additional gross proceeds of $4,889,860, and in connection with the underwriters’ exercise of the over-allotment option, the Company issued an additional 9,780 Private Placement Shares at a price of $10.00 per share, generating additional gross proceeds of $97,800.

The Private Placement Shares are identical to the Class A ordinary shares sold as part of the Public Units in the Initial Public Offering, except that the Sponsor has agreed not to transfer, assign or sell any of the Private Placement Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial business combination. The issuance of the Private Placement Shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

A total of $44,889,860, comprised of $43,992,062.80 of the proceeds from the Initial Public Offering, including $1,571,145.10 of the underwriter’s marketing fee pursuant to the Business Combination Marketing Agreement, and $897,797.20 of the proceeds from the Private Placement, were placed in a U.S.-based trust account maintained by Wilmington Trust, acting as trustee.

We paid a total of $897,797 in underwriting discounts and commissions and $830,656 for other costs and expenses related to the Initial Public Offering, including the Public Units issued pursuant to the partial exercise of the underwriters’ over-allotment option.

For a description of the use of the proceeds generated in our Initial Public Offering and the Private Placement, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

1.1*

Underwriting Agreement, dated April 28, 2021, between TradeUP Global Corporation and US Tiger Securities, Inc., as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on May 4, 2021 (File No. 001-40368)).

1.2*

Business Combination Marketing Agreement, dated April 28, 2021, among TradeUP Global Corporation, US Tiger Securities, Inc. and R. F. Lafferty & Co., Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on May 4, 2021 (File No. 001-40368))

3.1*

Amended and Restated Memorandum and Articles of Association, dated April 28, 2021 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 4, 2021 (File No. 001-40368)). (1)

4.1*

Warrant Agreement, dated April 28, 2021, between TradeUP Global Corporation and VStock Transfer, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K/A filed on May 4, 2021 (File No. 001-40368)).

4.2**	Amended and Restated Warrant Agreement, dated June 7, 2021, between TradeUP Global Corporation and VStock Transfer, LLC, as warrant agent.

10.1*

Letter Agreement, dated April 28, 2021, among TradeUP Global Corporation, TradeUP Global Sponsor LLC and certain security holders named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 4, 2021 (File No. 001-40368)).

10.2*

Investment Management Trust Agreement, dated April 28, 2021, between TradeUP Global Corporation and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 4, 2021 (File No. 001-40368)).

10.3*

Registration Rights Agreement, dated April 28, 2021, among TradeUP Global Corporation, TradeUP Global Sponsor LLC and certain security holders named therein (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 4, 2021 (File No. 001-40368)).

10.4*

Private Placement Share Purchase Agreement, dated April 28, 2021, between TradeUP Global Corporation and TradeUP Global Sponsor LLC (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on May 4, 2021 (File No. 001-40368)).

10.5*

Form of Indemnity Agreement, dated April 28, 2021, between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on May 4, 2021 (File No. 001-40368)).

31.1**

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated herein by reference as indicated.
**	Filed or furnished herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRADEUP GLOBAL CORPORATION

Date: June 8, 2021

	By:	/s/ Jianwei Li
Jianwei Li Co-Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Luqi Wen
Luqi Wen Chief Financial Officer and Secretary
(Principal Financial Officer and Accounting Officer)