Form 10-Q
period 2021-06-30
TradeUP Global Corp
filed 2021-08-13
CIK 1847075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, there were 5,563,766 Class A ordinary shares, $0.0001 par value per share, and 272,247 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

TRADEUP GLOBAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

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

TRADEUP GLOBAL CORPORATION

UNAUDITED CONDENSED BALANCE SHEET

June 30, 2021
Assets
Current assets
Cash	$702,780
Prepaid expenses	35,233
Total Current Assets	738,013

Investments held in Trust Account	44,890,288
Total Assets	$45,628,301

Liabilities and Shareholder's Equity
Accounts payable and accrued expenses	$298,867
Related party loans	28,000
Total Current Liabilities	326,867

Deferred underwriters' marketing fees	1,571,145
Total Liabilities	1,898,012

Commitments and Contingencies

Ordinary shares subject to possible redemption, 3,873,028 shares at conversion value of $10.00 per share	38,730,280

Shareholders' Equity:
Preference shares, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 1,690,738 issued and outstanding (excluding 3,873,028 shares subject to possible redemption)	169
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 272,247 shares issued and outstanding	27
Additional paid-in capital	5,026,872
Accumulated deficit	(27,059)
Total Shareholders' Equity	5,000,009
Total Liabilities and Shareholders' Equity	$45,628,301

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRADEUP GLOBAL CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the Period
	For the	From January 26, 2021
	Three Months Ended	(inception) through
	June 30, 2021	June 30, 2021

Formation and operating costs	$22,977	$27,487
Loss from operations	(22,977)	(27,487)

Other income:
Interest earned on investment held in Trust Account	428	428

Loss before income taxes	(22,549)	(27,059)

Income Taxes	—	—

Net loss	(22,549)	(27,059)

Less: income attributable to Class A ordinary shares subject to possible redemption	369	369

Net loss attributable to TradeUP Global Corporation	$(22,918)	$(27,428)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	2,812,751	1,651,357

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Ordinary shares attributable to TradeUP Global Corporation	1,208,124	1,122,189

Basic and diluted net loss per share, Ordinary shares attributable to TradeUP Global Corporation	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRADEUP GLOBAL CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

	Preference shares		Ordinary Shares				Additional		Total
			Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 26, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Founder shares issued to initial shareholder	—	—	—	—	1,150,000	115	24,885	—	25,000
Net loss	—	—	—	—	—	—	—	(4,510)	(4,510)
Balance as of March 31, 2021	—	$—	—	$—	1,150,000	$115	$24,885	$(4,510)	$20,490
Sale of units through public offering	—	—	4,000,000	400	—	—	39,999,600	—	40,000,000
Sale of over-allotment units			488,986	49			4,889,811		4,889,860
Underwriters' discount	—	—	—	—	—	—	(897,797)	—	(897,797)
Underwriters' marketing fees	—	—	—	—	—	—	(1,571,145)	—	(1,571,145)
Other offering expenses	—	—	—	—	—	—	(936,370)	—	(936,370)
Sale of private placement shares	—	—	224,780	22	—	—	2,247,778	—	2,247,800
Forfeiture of Class B ordinary shares by initial shareholder	—	—	—	—	(27,753)	(3)	3	—	—
Conversion of Class B founder shares into Class A ordinary shares	—	—	850,000	85	(850,000)	(85)	—	—	—
Class A Ordinary shares subject to possible redemption	—	—	(3,873,028)	(387)	—	—	(38,729,893)	—	(38,730,280)
Net loss	—	—	—	—	—	—	—	(22,549)	(22,549)
Balance as of June 30, 2021	—	$—	1,690,738	$169	272,247	$27	$5,026,872	$(27,059)	$5,000,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRADEUP GLOBAL CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Period from
January 26, 2021
(inception) through
June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(27,059)
Interest earned on investment held in Trust Account	(428)
Changes in operating assets and liabilities:
Prepaid expenses	(35,233)
Accounts payable and accrued expenses	16,547
Net Cash Used in Operating Activities	(46,173)
Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(44,889,860)
Net Cash Used in Investing Activities	(44,889,860)

Cash Flows from Financing Activities:
Proceeds from sale of units through public offering	40,000,000
Proceeds from sale of over-allotment units	4,889,860
Payment of underwriters' discount	(897,797)
Payment of offering costs	(624,050)
Proceeds from sale of private placement shares	2,247,800
Proceeds from issuance of promissory note to related party	220,000
Repayment of promissory note to related party	(225,000)
Proceeds from related party loans	28,000
Net Cash Provided by Financing Activities	45,638,813

Net Change in Cash	702,780

Cash at beginning of period	—
Cash at end of period	$702,780

Supplemental Disclosure of Non-cash Financing Activities
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Offering costs paid by promissory note - related party	$5,000
Accrued deferred offering costs	$282,320
Deferred underwriting compensation	$1,571,145
Initial classification of Class A ordinary shares subject to redemption	$38,858,260
Change in value of Class A ordinary shares subject to possible redemption	$(127,980)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRADEUP GLOBAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. For the period from January 26, 2021 (inception) through June 30, 2021, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “Initial Public Offering”) of units consisting of one Class A ordinary share and one-half of one warrant to purchase a Class A ordinary share at $11.50 per share (the “Units”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering became effective on April 28, 2021. On May 3, 2021, the Company consummated the Initial Public Offering of 4,000,000 Units (the “Public Units”) at $10.00 per Public Unit, generating gross proceeds of $40,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 215,000 Class A ordinary shares (the “Initial Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement (the “Initial Private Placement”) to the Company’s founder and sponsor, TradeUP Global Sponsor LLC (the “Sponsor”), generating gross proceeds of $2,150,000, which is described in Note 5.  Transaction costs of the Initial Public Offering and the Private Placement amounted to $3,030,656, consisting of $800,000 of underwriting fees, $1,400,000 of deferred underwriters’ marketing fees and $830,656 of other offering costs.

On May 12, 2021, the underwriters partially exercised the over-allotment option and purchased 488,986 additional Units (the “Option Units”) generating gross proceeds of $4,889,860.  Simultaneously with the issuance and sale of the Option Units, the Company consummated a private placement (the “Additional Private Placement,” and together with the Initial Private Placement, the “Private Placement”) with the Sponsor of an aggregate of 9,780 Class A Ordinary Shares (the “Additional Private Placement Shares” and together with the Initial Private Placement Shares, the “Private Placement Shares”) at a price of $10.00 per Additional Private Placement Share, generating total proceeds of $97,800.  Transaction costs associated with the sale of the Option Units and the Additional Private Placement Shares amounted to $374,656, consisting of $97,797 of underwriting fees, $171,145 of deferred underwriters’ marketing fees and $105,714 of other offering costs.

Following the closing of the Initial Public Offering on May 3, 2021 and the issuance and sale of the Option Units on May 12, 2021, $44,889,860 from the net proceeds of the sale of the Public Units and Option Units in the Initial Public Offering was placed in a trust account (the “Trust Account”) maintained by Wilmington Trust, National Association as a trustee. The aggregate amount of $44,889,860 ($10.00 per Public Unit and Option Unit) was invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), the Company intends to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the Company’s initial Business Combination; (ii) the redemption of any public Class A ordinary shares issued in connection with the sale of the Public Units and the Option Units (the “Public Shares”) properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with an initial Business Combination or to redeem 100% of its Public Shares if the Company has not consummated an initial Business Combination within 18 months from the closing of the Initial Public Offering; or (iii) absent an initial Business Combination within 18 months from the closing of the Initial Public Offering, its return of the funds held in the Trust Account to its public shareholders as part of its redemption of the Public Shares. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding fees payable to the underwriters pursuant to the Business Combination Marketing Agreement dated April 28, 2021, among the Company, US Tiger Securities, Inc. and R.F. Lafferty & Co., Inc, defined herein as the “Business Combination Fee”) and taxes payable and interest previously released for working capital purposes on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

The ordinary shares subject to possible redemption have been recorded at a redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have until November 3, 2022, 18 months from the closing of the Initial Public Offering, to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within the 18-month time period.

Company shares issued to the Sponsor in connection with the organization of the Company (the “Founder shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in Public Units and the Option units. Holders of Founder shares have the same shareholder rights as public shareholders, except that (i) prior to the Company’s initial Business Combination, only holders of the Company’s Class B ordinary shares have the right to vote on the appointment of directors, including in connection with the completion of the Company’s initial Business Combination and holders of a majority of the Company’s Class B ordinary shares may remove a member of the board of directors for any reason; (ii) the Founder shares are subject to certain transfer restrictions, as described in more detail below; (iii) the Sponsor and certain shareholders that have acquired Class A or Class B ordinary shares from the Sponsor (the “Initial Shareholders”) have entered into an agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their Founder shares and public shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their Founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association that would affect the substance or timing of the Company’s obligation to provide for the redemption of the Company’s public shares in connection with an initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Combination Period and (C) waive their rights to liquidating distributions from the Trust Account with respect to their Founder shares if the Company fails to complete its initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the Combination Period); (iv) the Founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the Company’s initial Business Combination, or earlier at the option of the holder thereof; and (v) the Founder shares are entitled to registration rights. If the Company submits its initial Business Combination to its public shareholders for a vote, its initial shareholders have agreed to vote their Founder shares and any Public Shares purchased during or after the Initial Public Offering in favor of its initial Business Combination. The other members of the Company’s management team have entered into agreements similar to the one entered into by the Company’s Sponsor with respect to any Public Shares acquired by them in or after Initial Public Offering.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Company’s Sponsor will not be responsible to the extent of any liability for such third-party claims.

Liquidation

Following the closing of the Initial Public Offering on May 3, 2021 and the sales of the Option Units on May 12, 2021, a total of $44,889,860 was placed in the Trust Account, and the Company had $413,633 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes.  As of June 30, 2021, the Company had a working capital of $411,146.  The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.  In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required up to $1,200,000 as discussed in Note 6.   Based on the foregoing, the Company believes it will have sufficient cash to meet its needs to execute its intended initial Business Combination twelve months from the date of the issuance of the accompanying unaudited condensed financial statements.

Note 2 – Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.  The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Investments Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying unaudited condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses that are directly related to the Initial Public Offering and charged to shareholders’ equity upon the completion of the Initial Public Offering.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. (See Note 9)

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.  As of June 30, 2021, approximately $0.5 million was over the Federal Deposit Insurance Corporation (FDIC) limit.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company determined that the Cayman Islands is the Company’s only major tax jurisdiction.

The Company may be subject to potential examination by United States federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 2,244,493 shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on investments held by the Trust Account by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for ordinary shares attributable to TradeUP Global Corporation is calculated by dividing the net income (loss), adjusted for income or loss on investments held by the Trust Account attributable to ordinary shares subject to possible redemption, by the weighted average number of ordinary shares attributable to TradeUP Global Corporation outstanding for the period.

Ordinary shares attributable to TradeUP Global Corporation includes Founder shares and non-redeemable Class A ordinary shares as these shares do not have any redemption features. Ordinary shares attributable to TradeUP Global Corporation participate in the income or loss on investments held by the Trust Account based on TradeUP Global Corporation shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

		For the Period
		from January 26,
	For the Three	2021 (inception)
	Months Ended	through June 30,
Class A Ordinary Shares subject to possible redemption	June 30, 2021	2021
Numerator:
Interest earned on investment held in Trust Account (1)	$369	$369
Net income allocable to Class A ordinary shares subject to possible redemption	$369	$369
Denominator:
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	2,812,751	1,651,357
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.00

		For the Period
		from January 26,
	For the Three	2021 (inception)
	Months Ended	through June 30,
Ordinary Shares attributable to TradeUP Global Corporation	June 30, 2021	2021
Numerator:
Net loss	$(22,549)	$(27,059)
Less: Net income allocable to Class A ordinary shares subject to possible redemption (1)	369	369
Net loss attributable to TradeUP Global Corporation	$(22,918)	$(27,428)
Denominator:
Basic and diluted weighted average shares outstanding, Ordinary shares attributable to TradeUP Global Corporation (2)	1,208,124	1,122,189
Basic and diluted net loss per share, Ordinary shares attributable to TradeUP Global Corporation	$(0.02)	$(0.02)

(1)

Income attributable to Class A ordinary shares subject to possible redemption was calculated in proportion of the interest income earned in Trust Account, which would be distributed to shareholders in the event they choose to exercise their redemption rights at the closing of a Business Combination.

(2)	Excludes of 27,753 Class B ordinary shares cancelled after partial exercise of the over-allotment option by the underwriters at June 30, 2021.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 —Investments Held in Trust Account

As of June 30, 2021, assets held in the Trust Account comprised $44,890,288 in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$44,890,288

Note 4 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 4,000,000 Public Units at $10.00 per Public Unit and the underwriters partially exercised the over-allotment option and purchased 488,986 Option Units generating gross proceeds of $44,889,860. Each Unit had an offering price of $10.00 and consists of one share of the Company’s Class A ordinary share and one-half of one redeemable warrant to purchase one Class A ordinary share. The Company will not issue fractional shares. As a result, the warrants must be exercised in multiples of one whole warrant. Each whole warrant entitles the holder thereof to purchase one share of the Company’s Class A ordinary share at a price of $11.50 per share, and only whole warrants are exercisable. The warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Initial Public Offering, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation (See Note 9).

Note 5 — Private Placement

Simultaneously with the closing of the Initial Public Offering and the sale of Option Units, the Sponsor purchased an aggregate of 224,780 Private Placement Shares at a price of $10.00 per share. The proceeds from the sale of the Private Placement Shares were held outside of the Trust Account and are available for the payment of offering costs and for working capital purposes. The Sponsor will be permitted to transfer the Private Placement Shares held by it to certain permitted transferees, including the Company’s officers and directors and other persons or entities affiliated with or related to it or them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as the Sponsor. Otherwise, the Private Placement Shares will not, subject to certain limited exceptions, be transferable or salable until the completion of the Company’s Business Combination.

Note 6 — Related Party Transactions

Founder and Private Placement Shares

On February 1, 2021, the Sponsor acquired 1,150,000 Class B ordinary shares (“Founder shares”) for an aggregate purchase price of $25,000. On May 3, 2021, the Sponsor transferred an aggregate of 60,000 Founder shares to the Company’s three independent directors at the same price originally paid for such shares. On May 3, 2021, the Sponsor converted 850,000 Class B ordinary shares into 850,000 Class A ordinary shares. Simultaneously with the closing of the Initial Public Offering and the sale of Option Units, the Sponsor purchased an aggregate of 224,780 Class A ordinary shares at a price of $10.00 per share for an aggregate purchase price of $2,247,800.

The Sponsor has agreed not to transfer, assign or sell 50% of its Founder shares until the earlier to occur of: (i) six months after the completion of the Company’s initial Business Combination; and (ii) subsequent to the Company’s initial Business Combination (x) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (y) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.50 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the Company’s initial Business Combination. The Sponsor may not transfer, assign or sell the remaining 50% of the Founder shares until six months after the date of the consummation of the Company’s initial Business Combination. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s Initial Shareholders with respect to any Founder shares.

Promissory Note — Related Party

On February 2, 2021, the Sponsor agreed to lend the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest bearing, unsecured and is due at the earlier of (1) June 30, 2021 or (2) the closing of the Initial Public Offering. The outstanding balance under the Promissory Note was repaid at the closing of the Initial Public Offering on May 3, 2021.

Related Party (Working Capital) Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, lend the Company funds as may be required. If the Company completes the initial Business Combination, it will repay such loaned amounts. In the event that the initial

Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account will be used for such repayment. Up to $1,200,000 of such loans may be convertible into Class A ordinary shares, at a price of $10.00 per share at the option of the lender.

As of June 30, 2021, the Company had an outstanding balance of $28,000 under the working capital loans.

Note 7 — Commitments & Contingencies

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this unaudited condensed financial statement. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the Founder Shares, Private Placement Shares and Class A ordinary shares that may be issued upon conversion of working capital loans will be entitled to registration rights pursuant to a registration rights agreement signed in connection with the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 45-day option from the Initial Public Offering to purchase up to an additional 600,000 units to cover over-allotments. On May 12, 2021, the underwriters partially exercised the over-allotment option and purchased 488,986 Option Units generating gross proceeds of $4,889,860. The Company paid an underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering and the sale of Option Units or $897,797 to the underwriters at the closing of the Initial Public Offering and the sale of Option Units.

Business Combination Marketing Agreement

The Company is obligated to pay the underwriters a deferred Business Combination Fee equal to 3.5% of the gross proceeds of the Initial Public Offering and the sale of over-allotment Option Units as discussed in Note 8.

Note 8 — Deferred Underwriters’ Marketing Fees

The Company is obligated to pay the underwriters a deferred Business Combination Fee equal to 3.5% of the gross proceeds of the Initial Public Offering and the sale of over-allotment Option Units. Upon completion of the Business Combination, $1,571,145 will be paid to the underwriters from the funds held in the Trust Account.

Note 9 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. On May 3, 2021, the Sponsor converted 850,000 Class B ordinary shares into 850,000 Class A ordinary shares. In May 2021, the Company sold 4,488,986 Class A ordinary shares in the Initial Public Offering and in connection with the sale of the Option Units (see

Note 4) and 224,780 Private Placement Shares in the Private Placement (see Note 5). As of June 30, 2021, there were 1,690,738 Class A ordinary shares issued and outstanding, excluding 3,873,028 Class A ordinary shares subject to possible redemption. As of June 30, 2021, there were 615,958 Class A ordinary shares that had redeemable features, but are being treated as subject to an ordinary liquidation event in accordance ASC 480-10-S99-3A.  Accordingly, those 615,958 Class A ordinary shares are being classified as part of the Company’s shareholders’ equity.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On February 1, 2021, the Company issued 1,150,000 Class B ordinary shares to the Sponsor. Of the 1,150,000 Class B ordinary shares outstanding, 27,753 Founder shares were forfeited by the Sponsor for no consideration as a result of the underwriters’ partial exercise of their over-allotment option on May 12, 2021. On May 3, 2021, the Sponsor transferred an aggregate of 60,000 Founder shares to the Company’s three independent directors. On May 3, 2021, the Sponsor converted 850,000 Class B ordinary shares into 850,000 Class A ordinary shares.  As of June 30, 2021, there were 272,247 Class B ordinary shares issued and outstanding.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares on the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder shares, including the 850,000 Founder shares that were converted into Class A ordinary shares, will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) 4,488,986 Class A ordinary shares (comprising the total Class A ordinary shares issued in the Initial Public Offering and as part of the Option Units plus (ii) the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Company’s Sponsor upon conversion of working capital loans. The conversion of Class B ordinary shares into Class A ordinary shares, however, will never occur on a less than one-for-one basis.

Warrants — On May 3, 2021, the Company issued 2,000,000 warrants in connection with the Initial Public Offering.  On May 12, 2021, the Company issued additional 244,493 warrants in connection with the underwriters’ exercise of their over-allotment option.   Each whole warrant entitles the registered holder to purchase one share of the Company’s Class A ordinary shares at a price of $11.50 per share, subject to adjustment, at any time commencing on the later of 12 months from the closing of the Initial Public Offering or 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the Units into Class A ordinary shares and warrants, and only whole warrants will trade. The Class A ordinary shares and warrants began trading separately on June 21, 2021. The warrants will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation of the Company.

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

The Company accounted for the 2,244,493 warrants issued with the Initial Public Offering as equity instruments in accordance with ASC 480sand ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”.  The Company accounted for the warrant as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of the warrants is approximately $17.6 million, or 8.85 per Unit, using the Black-Scholes option-pricing model. The fair value of the warrants is estimated as of the date of grant using the following assumptions: (1) expected volatility of 113%, (2) risk-free interest rate of 0.84%, (3) expected life of five years, (4) exercise price of $11.50 and (5) stock price of $10.00.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date on which the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to TradeUP Global Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to TradeUP Global Sponsor LLC. The following discussion and analysis of the our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of  our final prospectus for its Initial Public Offering filed with the SEC on April 30, 2021. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on January 26, 2021 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of our initial public offering (the “Initial Public Offering”) of units consisting of on Class A ordinary share and one-half of one warrant to purchase a Class A ordinary share (the “Units”) and the sale of Class A ordinary shares (the “Private Placement Shares”) in two private placements (together, the “Private Placement”) to our founder and sponsor, TradeUP Global Sponsor LLC (the “Sponsor”), additional shares, debt or a combination of cash, shares and debt.

On May 3, 2021, we consummated the Initial Public Offering of 4,000,000 Units (the “Public Units”) at $10.00 per Public Unit, generating gross proceeds of $40,000,000.  Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 215,000 Private Placement Shares at a price of $10.00 per Private Placement Share in the Private Placement to the Sponsor, generating gross proceeds of $2,150,000.  Transaction costs of the Initial Public Offering and the first Private Placement amounted to $3,030,656, consisting of $800,000 of underwriting fees, $1,400,000 of deferred underwriters’ marketing fees and $830,656 of other offering costs.

On May 12, 2021, the underwriters partially exercised their over-allotment option and purchased 488,986 Units (the “Option Units”) generating gross proceeds of $4,889,860.  Simultaneously with the issuance and sale of the Option Units, we consummated the second Private Placement with the Sponsor of an aggregate of 9,780 Private Placement Shares at a price of $10.00 per Private Placement Share, generating total proceeds of $97,800.  Transaction costs associated with the sale of the Option Units and the Private Placement Shares amounted to $374,656, consisting of $97,797 of underwriting fees, $171,145 of deferred underwriters’ marketing fees and $105,714 of other offering costs.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our Sponsor, officers and directors to fund our operations.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

We are currently evaluating the impact of the COVID-19 pandemic on the industry and have concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of this report. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. All activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We began to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering in May 2021. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2021, we had a net loss of $22,549, which mainly consisted of formation and operating costs.

For the period from January 26, 2021 (inception) through June 30, 2021, we had a net loss of $27,059, which mainly consisted of formation and operating costs.

Liquidity and Capital Resources

Following the closings of the Initial Public Offering on May 3, 2021 and the sale of the Option Units on May 12, 2021, a total of $44,889,860 was placed in the Trust Account. Thereafter, we had $413,633 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. In connection with the Initial Public Offering and the sales of the Option Units, and the Private Placement Shares, we incurred $3,405,312 in transaction costs, including $897,797 of underwriting fees, $1,571,145 of fees payable to underwriters under a business combination marketing agreement upon the consummation of an Initial Business Combination, and $936,370 of other offering costs.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, lend us funds as may be required. If we complete the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account will be used for such repayment. Up to $1,200,000 of such loans may be converted into Class A ordinary shares, at a price of $10.00 per share at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of Class A ordinary shares issued in the Initial Public Offering and as a part of the

Option Units upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2021, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

We are obligated to pay the underwriters a deferred underwriting business combination marketing fees equal to 3.5% of the gross proceeds of the Initial Public Offering and the sale of over-allotment Option Units. Upon completion of the Business Combination, $1,571,145 will be paid to the underwriters from the funds held in the Trust Account.

The holders of the Class B ordinary shares issued to the Sponsor in connection with the organization of our Company (the “Founder shares”), the Private Placement Shares, and any Class A ordinary shares that may be issued upon conversion of working capital loans (and any underlying securities) will be entitled to registration rights pursuant to a registration and shareholder rights agreement entered into in connection with the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”). As an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash

We consider all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. We did not have any cash equivalents.

Investments Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

We classify its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASCCC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities that hawse have the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying unaudited condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred that are directly related to the Initial Public Offering and charged to shareholders’ equity upon the completion of the Initial Public Offering.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815 “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480.  Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. We have not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 2,244,493 shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Our unaudited condensed statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on investments held by the Trust Account by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for ordinary shares attributable to TradeUP Global Corporation is calculated by dividing the net income (loss), adjusted for income or loss on investments held by the Trust Account attributable to Ordinary shares subject to possible redemption, by the weighted average number of ordinary shares attributable to TradeUP Global Corporation outstanding for the period.

Ordinary shares attributable to TradeUP Global Corporation includes Founder Shares and non-redeemable ordinary shares as these shares do not have any redemption features. Ordinary shares attributable to TradeUP Global Corporation participate in the income or loss on investments held by the Trust Account based on TradeUP Global Corporation shares’ proportionate interest.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist of a cash account in a financial institution. We have not experienced losses on this account and management believes we are not exposed to significant risks on such account.  As of June 30, 2021, approximately $0.5 million was over the Federal Deposit Insurance Corporation (FDIC) limit.

Fair Value of Financial Instruments

The fair value of our assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The fair value of our financial assets and liabilities reflects management’s estimate of amounts that we would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, we seek to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
●	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

Income Taxes

We account for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

We have determined that the Cayman Islands is our only major tax jurisdiction.

We may be subject to potential examination by United States federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. Our management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

There is currently no taxation imposed on income by the Government of the Cayman Islands for the period from January 26, 2021 (inception) through June 30, 2021.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering and the sale of the Option Units, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 1, 2021, the Sponsor acquired 1,150,000 Class B ordinary shares for an aggregate purchase price of $25,000.  The issuance of such Founder Shares to the Sponsor was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

On May 3, 2021, we consummated the Initial Public Offering of 4,000,000 Public Units at a price of $10.00 per Public Unit, generating gross proceeds of $40,000,000. US Tiger Securities, Inc. and R. F. Lafferty & Co., Inc. acted as book-running managers. The securities sold in the Initial Public Offering were sold pursuant to a registration statement on Form S-1 (File No. 333-253849). The registration statement became effective on April 28, 2021.

Substantially concurrently with the closing of the Initial Public Offering, we completed the private sale of 215,000 Private Placement Shares to the Sponsor at a purchase price of $10.00 per share, generating gross proceeds to the Company of $2,150,000.

On May 12, 2021, pursuant to the underwriters’ exercise of their over-allotment option, we issued an additional 488,986 Option Units at $10.00 per Unit, generating additional gross proceeds of $4,889,860. In connection with the underwriters’ exercise of their over-allotment option, we issued an additional 9,780 Private Placement Shares to the Sponsor at a price of $10.00 per share, generating additional gross proceeds of $97,800.

The Private Placement Shares are identical to the Class A ordinary shares sold as part of the Public Units and Option Units in the Initial Public Offering, except that the Sponsor has agreed not to transfer, assign or sell any of the Private Placement Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial business combination. The issuance of the Private Placement Shares was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

A total of $44,889,860, consisting of $43,992,062.80 of the net proceeds from the Initial Public Offering and the sale of the Option Units, including $1,571,145.10 of the underwriters’ marketing fee pursuant to the Business Combination Marketing Agreement, and $897,797.20 of the proceeds from the Private Placement, were placed in a U.S.-based trust account maintained by Wilmington Trust, acting as trustee.

We paid a total of $897,797 in underwriting discounts and commissions and $830,656 for other costs and expenses related to the Initial Public Offering, including the Option Units issued pursuant to the partial exercise of the underwriters’ over-allotment option.

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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Incorporated herein by reference as indicated.
**	Filed or furnished herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRADEUP GLOBAL CORPORATION

Date: August 13, 2021

	By:	/s/ Jianwei Li
Jianwei Li
Co-Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Luqi Wen
Luqi Wen
Chief Financial Officer and Secretary
(Principal Financial Officer and Accounting Officer)