Form 10-Q
period 2021-09-30
TradeUP Global Corp
filed 2021-11-05
CIK 1847075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021, there were 5,563,766 Class A ordinary shares, $0.0001 par value per share, and 272,247 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

TRADEUP GLOBAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Registration Statement on Form S-1 filed with the SEC and in our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

TRADEUP GLOBAL CORPORATION

CONDENSED BALANCE SHEET

(Unaudited)

September 30, 2021
Assets
Current assets
Cash	$50,337
Prepaid expenses	154,291
Total Current Assets	204,628

Investments held in Trust Account	44,890,978
Total Assets	$45,095,606

Liabilities, Temporary Equity, and Shareholders' Deficit
Related party loans	$346,017
Total Current Liabilities	346,017

Deferred underwriters' marketing fees	1,571,145
Total Liabilities	1,917,162

Commitments and Contingencies

Ordinary shares subject to possible redemption, 4,488,986 shares at redemption value of $10.00 per share	44,889,860

Shareholders' Deficit:
Preference shares, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 1,074,780 issued and outstanding (excluding 4,488,986 shares subject to possible redemption)	107
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 272,247 shares issued and outstanding	27
Additional paid-in capital	—
Accumulated deficit	(1,711,550)
Total Shareholders' Deficit	(1,711,416)
Total Liabilities, Temporary Equity, and Shareholders' Deficit	$45,095,606

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRADEUP GLOBAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the Period
	For the	from January 26, 2021
	Three Months Ended	(inception) through
	September 30, 2021	September 30, 2021

Formation and operating costs	$552,535	$580,022
Loss from operations	(552,535)	(580,022)

Other income:
Interest earned on investment held in Trust Account	690	1,118

Loss before income taxes	(551,845)	(578,904)

Income taxes	—	—

Net loss	$(551,845)	$(578,904)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	4,488,986	2,708,288

Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.09)	$0.37

Basic and diluted weighted average shares outstanding, Ordinary shares attributable to TradeUP Global Corporation	1,347,027	1,205,934

Basic and diluted net loss per share, Ordinary shares attributable to TradeUP Global Corporation	$(0.09)	$(1.32)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRADEUP GLOBAL CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

(Unaudited)

			Ordinary Shares				Additional		Total
	Preference Shares		Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 26, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Founder shares issued to initial shareholder	—	—	—	—	1,150,000	115	24,885	—	25,000
Net loss	—	—	—	—	—	—	—	(4,510)	(4,510)
Balance as of March 31, 2021	—	—	—	—	1,150,000	115	24,885	(4,510)	20,490
Sale of units through public offering	—	—	4,000,000	400	—	—	39,999,600	—	40,000,000
Sale of over-allotment units			488,986	49			4,889,811		4,889,860
Underwriters' discount	—	—	—	—	—	—	(897,797)	—	(897,797)
Underwriters' marketing fees	—	—	—	—	—	—	(1,571,145)	—	(1,571,145)
Other offering expenses	—	—	—	—	—	—	(936,370)	—	(936,370)
Sale of private placement shares	—	—	224,780	22	—	—	2,247,778	—	2,247,800
Forfeiture of Class B ordinary shares by initial shareholder	—	—	—	—	(27,753)	(3)	3	—	—
Conversion of Class B founder shares into Class A ordinary shares	—	—	850,000	85	(850,000)	(85)	—	—	—
Reclassification of ordinary shares subject to redemption	—	—	(4,488,986)	(449)	—	—	(43,624,293)	—	(43,624,742)
Allocation of offering costs to ordinary shares subject to redemption	—	—	—	—	—	—	3,309,341	—	3,309,341
Accretion of carrying value to redemption value	—	—	—	—	—	—	(3,441,813)	(1,132,646)	(4,574,459)
Net loss	—	—	—	—	—	—	—	(22,549)	(22,549)
Balance as of June 30, 2021	—	—	1,074,780	107	272,247	27	—	(1,159,705)	(1,159,571)
Net loss	—	—	—	—	—	—	—	(551,845)	(551,845)
Balance as of September 30, 2021	—	$—	1,074,780	$107	272,247	$27	$—	$(1,711,550)	$(1,711,416)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRADEUP GLOBAL CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the Period from
January 26, 2021
(inception) through
September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(578,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,118)
Changes in operating assets and liabilities:
Prepaid expenses	(154,291)
Accounts payable and accrued expenses	63,697
Net Cash Used in Operating Activities	(670,616)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(44,889,860)
Net Cash Used in Investing Activities	(44,889,860)

Cash Flows from Financing Activities:
Proceeds from sale of units through public offering	40,000,000
Proceeds from sale of over-allotment units	4,889,860
Payment of underwriters' discount	(897,797)
Payment of offering costs	(624,050)
Proceeds from sale of private placement shares	2,247,800
Proceeds from issuance of promissory note to related party	220,000
Repayment of promissory note to related party	(225,000)
Proceeds from related party loans	28,000
Repayment of related party loans	(28,000)
Net Cash Provided by Financing Activities	45,610,813

Net Change in Cash	50,337

Cash at beginning of period	—
Cash at end of period	$50,337

Supplemental Disclosure of Non-cash Financing Activities
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Offering costs paid by promissory note - related party	$5,000
Accrued deferred offering costs	$282,320
Deferred underwriting compensation	$1,571,145
Reclassification of ordinary shares subject to redemption	$43,624,742
Allocation of offering costs to ordinary shares subject to redemption	$3,309,341
Accretion of carrying value to redemption value	$4,574,459

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRADEUP GLOBAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Note 1 – Organization and Business Operation

Organization

TradeUP Global Corporation (the “Company” or “TradeUP”) is a newly organized blank check company incorporated as a Cayman Islands exempted company on January 26, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any Business Combination target and it has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target with respect to the Business Combination. The Company has selected December 31 as its fiscal year end.

As of September 30, 2021, the Company had not commenced any operations. For the period from January 26, 2021 (inception) through September, 2021, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “Initial Public Offering”) of units consisting of one Class A ordinary share and one-half of one warrant to purchase a Class A ordinary share at $11.50 per share (the “Units”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Business Combination Agreement

On September 27, 2021, the Company entered into a business combination agreement (as it may be amended and/or restated from time to time, the “Business Combination Agreement”) with TGC Merger Sub, Inc., a Cayman Islands exempted company incorporated with limited liability and a direct wholly-owned subsidiary of TradeUP (“Merger Sub”) and SAITECH Limited, a Cayman Islands exempted company incorporated with limited liability (“SAITECH”). Upon the terms and subject to the conditions of the Business Combination Agreement, and in accordance with applicable law, Merger Sub will merge with and into SAITECH, with SAITECH surviving the merger and becoming a wholly owned subsidiary of TradeUP (the “Merger”). The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination” and the closing date of the Business Combination is hereinafter referred to as the “Closing Date”.

The “Merger Consideration” will be paid by the issuance of the Company’s Class A ordinary shares (“Purchaser Class A Shares”) and a new series of the Company’s Class B ordinary shares (“Purchaser Class B Shares”) with an aggregate value, based on a price of $10.00 per share, equal to $228,000,000. The Merger Consideration is also subject to a potential increase if TradeUP Global Sponsor LLC (the “Sponsor”) or its affiliates (other than the Purchaser or any of its subsidiaries) fail to fund all or any portion of amounts in excess of $4,500,000 of “Transaction Expenses” (which include deferred underwriting fees, but expressly exclude any D&O tail insurance policy costs or other liabilities), and SAITECH elects by providing written notice to the Company after the Company closing statement is delivered to SAITECH and prior to Closing to treat such unfunded amount as the “Excess Purchaser Indebtedness and Liability Amount,” which amount would increase the Merger Consideration.

In connection with the Merger and the Merger Consideration: (i) SAITECH’s preferred shares will convert into SAITECH’s Class A ordinary shares (“SAITECH Class A Ordinary Shares”) immediately prior to the Merger; (ii) Holders of the issued and outstanding SAITECH Class A Ordinary Shares (including current holders of SAITECH’s prior preferred shares) will receive shares of Purchaser Class A Shares; and (iii) the current holder of SAITECH’s issued and outstanding Class B ordinary shares will receive Purchaser Class B Shares.

Holders of Purchaser Class A Shares and Purchaser Class B Shares will vote together as one class on all matters submitted to a vote for Members’ consent. Each Purchaser Class A Share will be entitled to one (1) vote on all matters subject to a vote of Members, and each Purchaser Class B Share shall be entitled to ten (10) votes on all matters subject to a vote of Members. Other than voting rights, the Purchaser Class A Shares and Purchaser Class B shares will have the same rights and powers and have the same ranking in all respects (including with respect to dividends, distributions an on liquidation), absent different treatment approved by separate class vote of each of the holders of Purchaser Class A Shares and Purchaser Class B Shares.

The new series of Purchaser Class B Shares will be convertible at any time by the holder into one (1) Purchaser Class A Share. Each Purchaser Class B Share will also be convertible automatically into one Purchaser Class A Share (i) on the first anniversary of the Founder’s death or incapacity, (ii) on a date determined by the Board during the period commencing 90 days after, and ending 180 days after, the date on which Founder is terminated for Cause (as defined), and (iii) upon a sale, pledge, transfer or other disposition to any person who is not a Permitted Transferee (as defined in the Business Combination Agreement), subject to certain exceptions for permitted pledges.

The consummation of the Business Combination is subject to customary conditions, including, among other things, (i) the approval of the Business Combination Agreement by the shareholders of TradeUP, (ii) TradeUP having an aggregate cash amount of at least $17.5 million available at Closing in TradeUP’s trust account after giving effect to the redemptions of any shares of Purchaser Class A Shares for holders that timely exercise and do not waive their redemptions rights in respect of the transaction, but before giving effect to the consummation of the closing and the payment of any outstanding TradeUP transaction expenses, SAITECH transaction expenses and indebtedness permitted under the Business Combination Agreement (which may be waived by SAITECH), (iii) TradeUP having at least $5,000,001 of net tangible assets after giving effect to redemptions, (iv) the expiration or termination of the waiting period (or any extension thereof) applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the rules and regulations promulgated thereunder (the “HSR Act”), (v) no evidence that TradeUP does not qualify as a “foreign private issuer” under the Exchange Act, and (vi) SAITECH having at least $1.0 million of net cash (i.e., cash less indebtedness) at Closing.

The parties to the Business Combination Agreement have made customary representations, warranties and covenants in the Business Combination Agreement, including, among others, covenants with respect to the conduct of TradeUP and SAITECH and their subsidiaries prior to the Closing.

The Business Combination Agreement may be terminated by SAITECH or TradeUP under certain circumstances, including, among others, (i) by mutual written consent of SAITECH and TradeUP, (ii) by either SAITECH or TradeUP if the Closing has not occurred on or before March 31, 2022, (iii) by SAITECH or TradeUP if either TradeUP or SAITECH has not obtained the required approval of its shareholders, (iv) by TradeUP if SAITECH fails to deliver PCAOB compliant audited financial statements to TradeUP by October 15, 2021, and (v) by SAITECH, if TradeUP’s board of directors makes a change in recommendation in supporting the Business Combination Agreement and the transactions contemplated thereby.

Registration Rights Agreement

At the Closing of the Business Combination, pursuant to the Business Combination Agreement, TradeUP will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with Sponsor, certain directors of TradeUP, and shareholders of SAITECH containing customary registration rights for the equityholders party to the agreement, including piggyback registration rights and up to two demand registration rights for an underwritten public offering.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, the Sponsor and certain insiders of TradeUP entered into an Agreement (the “Sponsor Support Agreement”) with TradeUP, pursuant to which the Sponsor and such insiders agreed to vote all the Founder Shares beneficially owned by them in favor of the Business Combination and each other proposal related to the Business

Combination included on the agenda for the special meeting of shareholders relating to the Business Combination, to appear at such meeting or otherwise cause their shares to be counted as present for purposes of establishing a quorum at such meeting, to vote against any proposal that would impede the Business Combination and the other transactions contemplated thereby, to vote against any change in business, management or board of directors of TradeUP other than in connection with the Business Combination, not to redeem any of their shares, and to the waiver of their respective anti-dilution rights with respect to the issuance of any Purchaser Class A Shares or Purchaser Class B Shares in the Merger or any issuance of equity interests of Purchaser (or securities convertible into, or exchangeable for, any such equity securities) on or prior to the Closing.

Sponsor Letter Agreement Amendment

Concurrently with the execution of the Business Combination Agreement, the Company, the Sponsor and certain insiders of the Company have entered into an amendment to that certain Letter Agreement, dated as of April 28, 2021, by and among the Company, the Sponsor and those certain insiders (the “Letter Agreement Amendment”), pursuant to which the Sponsor and such insiders (i) consented to the Business Combination Agreement, (ii) agreed to be bound by certain amended lock-up arrangements, and (ii) agreed to certain funding obligations of the Sponsor with respect to working capital prior to the consummation of the Merger (including funding of indebtedness, transaction expenses and other liabilities in excess of $4.5 million immediately prior to the closing of the Merger).

Pursuant to Lock-Up Agreements to be executed at the closing of the Merger, the Sponsor and such insiders would agree to not to, without the prior written consent of the board of directors of the Company, (i) sell, offer to sell, contract or agree to sell, assign, lend, offer, encumber, donate, hypothecate, pledge, grant any option, right or warrant to purchase or otherwise transfer, dispose of or agree to transfer or dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position, with respect to (A) any Purchaser Class A Shares, (B) any prior Class B ordinary shares of the Company that are convertible into Purchaser Class A Shares on the Merger effective date, or (C) any securities convertible into or exercisable or exchangeable for Purchaser Class A Shares, in each case, held by it immediately after the Merger effective date (the “Lock-up Shares”), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the Lock-up Shares, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii) (the actions specified in clauses (i)-(iii), collectively, “Transfer”) until (a) for one-half of the Lock-up Shares, the earlier of (x) the date on which the volume weighted average trading price of the Purchaser Class A Shares exceeds $14.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing on the date that is 180 days after the Closing Date and (y) date of the first anniversary of the Closing Date and (b) for one-half of the Lock-up Shares, the earlier of (x) the date on which the volume weighted average trading price of the Purchaser Class A Shares exceeds $17.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing on the date that is 180 days after the Closing and (y) date of the first anniversary of the Closing Date (the “Lock-Up Period”).

New CEO and CFO Employment Agreements

Concurrent with the signing of the Business Combination Agreement, TradeUP entered into employment agreements with SAITECH’s current Chief Executive Officer (Risheng Li) and Chief Financial Officer (Jian Zou), to become the respective Chief Executive Officer and Chief Financial Officer of TradeUP following the closing, which agreements will become effective at the closing of the Merger. The employment agreements provide for base salaries of $200,000 per year, and eligibility to earn an annual bonus in a target amount of fifty percent (50%) of the base salary for the Chief Executive Officer and 25 percent (25%) of the base salary for the Chief Financial Officer. Each of the agreements provide for severance payments for a termination by the Purchaser without Cause and termination by the employee for Good Reason, as defined, of (i) other than in connection with a change of control, (A) 12-months base salary, plus the target amount of the annual bonus (payable in the form of salary continuation for 12 months) (B) any earned but unpaid annual bonus for the fiscal year (payable when other bonuses are paid to other active employees), (C) continuation of premiums for health care benefits for 12 months (or shorter if employee become eligible for health insurance benefits with another employer) or (ii) in connection with a change of control (3 months before or 12 months after such termination of employment), 15 months of such amounts (rather than 12 months). The employment agreements contain other customary terms regarding employee benefits, vacation time, and reimbursement of business expenses, and confidentiality and assignment of intellectual property rights. The employment agreements contain a 24-month Restricted Period following termination for non-competition, non-solicitation of business partners (including customers, vendors and suppliers) and non-solicitation of employees.

Liquidity and Capital Resource

Following the closing of the Initial Public Offering on May 3, 2021 and the sales of the Option Units on May 12, 2021, a total of $44,889,860 was placed in the Trust Account, and the Company had $413,633 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes.  As of September 30, 2021, the Company had a working deficit of $141,389.  The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.  In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required up to $1,200,000 as discussed in Note 6.   Based on the foregoing, the Company believes it will have sufficient cash to meet its needs to execute its intended initial Business Combination twelve months from the date of the issuance of the accompanying unaudited condensed financial statements.

Note 2 – Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.  The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

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

Investments Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Offering Costs

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.  As of September 30, 2021, $0 was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.  As of September 30, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 2,244,493 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per ordinary share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

		For the Period
		from January 26,
	For the Three	2021 (inception)
	Months Ended	through September 30,
	September 30, 2021	2021
Net loss	$(551,845)	$(578,904)
Accretion of carrying value to redemption value	—	(4,574,459)
Net loss including accretion of carrying value to redemption value	$(551,845)	$(5,153,363)

	For the Three		For the Period
	Months Ended		From January 26, 2021 (inception)
	September 30, 2021		through September 30, 2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(424,472)	$(127,373)	$(3,565,661)	$(1,587,702)
Accretion of carrying value to redemption value	—	—	4,574,459	—
Allocation of net income/(loss)	$(424,472)	$(127,373)	$1,008,798	$(1,587,702)
Denominators:
Weighted-average shares outstanding	4,488,986	1,347,027	2,708,288	1,205,934
Basic and diluted net income/(loss) per share	$(0.09)	$(0.09)	$0.37	$(1.32)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 —Investments Held in Trust Account

As of September 30, 2021, assets held in the Trust Account comprised $44,890,978 in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$44,890,978

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

All of the 4,488,986 public shares sold as part of the Public Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association, or in connection with the Company’s liquidation. In accordance with the Securities and Exchange Commission (the “SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

The Company’s redeemable ordinary shares is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of September 30, 2021, the ordinary shares reflected on the balance sheet are reconciled in the following table.

As of
September 30, 2021
Gross proceeds	$44,889,860
Less:
Proceeds allocated to public warrants	(1,265,118)
Offering costs of public shares	(3,309,341)
Plus:
Accretion of carrying value to redemption value	4,574,459
Ordinary shares subject to possible redemption	$44,889,860

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

As of September 30, 2021, the Company had no borrowings under the working capital loans.

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

Note 9 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. On May 3, 2021, the Sponsor converted 850,000 Class B ordinary shares into 850,000 Class A ordinary shares. In May 2021, the Company sold 4,488,986 Class A ordinary shares in the Initial Public Offering and in connection with the sale of the Option Units (see Note 4) and 224,780 Private Placement Shares in the Private Placement (see Note 5). As of September 30, 2021, there were 1,074,780 Class A ordinary shares issued and outstanding, excluding 4,488,986 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On February 1, 2021, the Company issued 1,150,000 Class B ordinary shares to the Sponsor. Of the 1,150,000 Class B ordinary shares outstanding, 27,753 Founder shares were forfeited by the Sponsor for no consideration as a result of the underwriters’ partial exercise of their over-allotment option on May 12, 2021. On May 3, 2021, the Sponsor transferred an aggregate of 60,000 Founder shares to the Company’s three independent directors. On May 3, 2021, the Sponsor converted 850,000 Class B ordinary shares into 850,000 Class A ordinary shares.  As of September 30, 2021, there were 272,247 Class B ordinary shares issued and outstanding.

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

The Company accounted for the 2,244,493 warrants issued with the Initial Public Offering as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”.  The Company accounted for the warrant as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of the warrants is approximately $1.3 million, or 0.58 per Unit.

Note 10 — Revision of Prior Period Financial Statement

In preparation of the Company’s financial statements as of and for the period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company revised its previously filed financial statements to classify all Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit. Pursuant to ASC Topic 250, Accounting Changes and Error Corrections issued by the FASB and Staff Accounting Bulletin 99, “Materiality” (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial.

The impact of the revision to the audited balance sheet as of May 3, 2021 and the unaudited condensed interim financial statements as and for the periods ending June 30, 2021 are presented below:

As of May 3, 2021	As Reported	Adjustment	As Adjusted
Balance Sheet
Ordinary shares subject to possible redemption	$34,139,540	$5,860,460	$40,000,000

Shareholders’ Equity:
Class A Ordinary shares	165	(58)	107
Class B Ordinary shares	30	—	30
Additional paid in capital	5,004,609	(5,004,609)	—
Accumulated deficit	(4,798)	(855,793)	(860,591)
Total Shareholders’ Equity (Deficit)	$5,000,006	$(5,860,460)	$(860,454)

As of June 30, 2021	As Reported	Adjustment	As Adjusted
Unaudited Condensed Balance Sheet
Ordinary shares subject to possible redemption	$38,730,280	$6,159,580	$44,889,860

Shareholders’ Equity:
Class A Ordinary shares	169	(62)	107
Class B Ordinary shares	27	—	27
Additional paid in capital	5,026,872	(5,026,872)	—
Accumulated deficit	(27,059)	(1,132,646)	(1,159,705)
Total Shareholders’ Equity (Deficit)	$5,000,009	$(6,159,580)	$(1,159,571)

For the Three Months Ended June 30, 2021	As Reported	Adjustment	As Adjusted
Unaudited Condensed Statement of Operations
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.48	$0.48
Basic and diluted net loss per share, Ordinary shares attributable to TradeUP Global Corporation	$(0.02)	$(1.12)	$(1.14)

For the Period from January 26, 2021 (inception) through June 30, 2021	As Reported	Adjustment	As Adjusted
Unaudited Condensed Statement of Operations
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$1.11	$1.11
Basic and diluted net loss per share, Ordinary shares attributable to TradeUP Global Corporation	$(0.02)	$(1.64)	$(1.66)

For the Period from January 26, 2021 (inception) through June 30, 2021	As Reported	Adjustment	As Adjusted
Unaudited Condensed Statement of Cash Flows - Supplemental Disclosure of Non-cash Financing Activities
Initial classification of ordinary shares subject to redemption	$38,858,260	$(38,858,260)	$—
Change in value of ordinary shares subject to redemption	$127,980	$43,496,762	$43,624,742
Allocation of offering costs to ordinary shares subject to redemption	$—	$3,309,341	$3,309,341
Accretion of carrying value to redemption value	$—	$4,574,459	$4,574,459

Note 11 — Subsequent Events

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our final prospectus for its Initial Public Offering filed with the SEC on April 30, 2021 and in our other filings with the SEC. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On September 27, 2021, we entered into a business combination agreement (as it may be amended and/or restated from time to time, the “Business Combination Agreement”) with TGC Merger Sub, Inc., a Cayman Islands exempted company incorporated with limited liability and a direct wholly-owned subsidiary of TradeUP (“Merger Sub”) and SAITECH Limited, a Cayman Islands exempted company incorporated with limited liability (“SAITECH”). Upon the terms and subject to the conditions of the Business Combination Agreement, and in accordance with applicable law, Merger Sub will merge with and into SAITECH, with SAITECH surviving the merger and becoming a wholly owned subsidiary of TradeUP (the “Merger”). The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination” and the closing date of the Business Combination is hereinafter referred to as the “Closing Date”.

The “Merger Consideration” will be paid by the issuance of our Class A ordinary shares (“Purchaser Class A Shares”) and a new series of our Class B ordinary shares (“Purchaser Class B Shares”) with an aggregate value, based on a price of $10.00 per share, equal to $228,000,000. The Merger Consideration is also subject to a potential increase if TradeUP Global Sponsor LLC (the “Sponsor”) or its affiliates (other than the Purchaser or any of its subsidiaries) fail to fund all or any portion of amounts in excess of $4,500,000 of “Transaction Expenses” (which include deferred underwriting fees, but expressly exclude any D&O tail insurance policy costs or other liabilities), and SAITECH elects by providing written notice to the Company after the Company closing statement is delivered to SAITECH and prior to Closing to treat such unfunded amount as the “Excess Purchaser Indebtedness and Liability Amount,” which amount would increase the Merger Consideration.

In connection with the Merger and the Merger Consideration: (i) SAITECH’s preferred shares will convert into SAITECH’s Class A ordinary shares (“SAITECH Class A Ordinary Shares”) immediately prior to the Merger; (ii) Holders of the issued and outstanding SAITECH Class A Ordinary Shares (including current holders of SAITECH’s prior preferred shares) will receive shares of Purchaser Class A Shares; and (iii) the current holder of SAITECH’s issued and outstanding Class B ordinary shares will receive Purchaser Class B Shares.

Holders of Purchaser Class A Shares and Purchaser Class B Shares will vote together as one class on all matters submitted to a vote for Members’ consent. Each Purchaser Class A Share will be entitled to one (1) vote on all matters subject to a vote of Members, and each Purchaser Class B Share shall be entitled to ten (10) votes on all matters subject to a vote of Members. Other than voting rights, the Purchaser Class A Shares and Purchaser Class B shares will have the same rights and powers and have the same ranking in all respects (including with respect to dividends, distributions an on liquidation), absent different treatment approved by separate class vote of each of the holders of Purchaser Class A Shares and Purchaser Class B Shares.

The new series of Purchaser Class B Shares will be convertible at any time by the holder into one (1) Purchaser Class A Share. Each Purchaser Class B Share will also be convertible automatically into one Purchaser Class A Share (i) on the first anniversary of the Founder’s death or incapacity, (ii) on a date determined by the Board during the period commencing 90 days after, and ending 180 days after, the date on which Founder is terminated for Cause (as defined), and (iii) upon a sale, pledge, transfer or other disposition to any person who is not a Permitted Transferee (as defined in the Business Combination Agreement), subject to certain exceptions for permitted pledges.

The consummation of the Business Combination is subject to customary conditions, including, among other things, (i) the approval of the Business Combination Agreement by the shareholders of TradeUP, (ii) TradeUP having an aggregate cash amount of at least $17.5 million available at Closing in TradeUP’s trust account after giving effect to the redemptions of any shares of Purchaser Class A Shares for holders that timely exercise and do not waive their redemptions rights in respect of the transaction, but before giving effect to the consummation of the closing and the payment of any outstanding TradeUP transaction expenses, SAITECH transaction expenses and indebtedness permitted under the Business Combination Agreement (which may be waived by SAITECH), (iii) TradeUP having at least $5,000,001 of net tangible assets after giving effect to redemptions, (iv) the expiration or termination of the waiting period (or any extension thereof) applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the rules and regulations promulgated thereunder (the “HSR Act”), (v) no evidence that TradeUP does not qualify as a “foreign private issuer” under the Exchange Act, and (vi) SAITECH having at least $1.0 million of net cash (i.e., cash less indebtedness) at Closing.

The parties to the Business Combination Agreement have made customary representations, warranties and covenants in the Business Combination Agreement, including, among others, covenants with respect to the conduct of TradeUP and SAITECH and their subsidiaries prior to the Closing.

The Business Combination Agreement may be terminated by SAITECH or TradeUP under certain circumstances, including, among others, (i) by mutual written consent of SAITECH and TradeUP, (ii) by either SAITECH or TradeUP if the Closing has not occurred on or before March 31, 2022, (iii) by SAITECH or TradeUP if either TradeUP or SAITECH has not obtained the required approval of its shareholders, (iv) by TradeUP if SAITECH fails to deliver PCAOB compliant audited financial statements to TradeUP by October 15, 2021, and (v) by SAITECH, if TradeUP’s board of directors makes a change in recommendation in supporting the Business Combination Agreement and the transactions contemplated thereby.

Registration Rights Agreement

At the Closing of the Business Combination, pursuant to the Business Combination Agreement, TradeUP will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with Sponsor, certain directors of TradeUP, and shareholders of SAITECH containing customary registration rights for the equityholders party to the agreement, including piggyback registration rights and up to two demand registration rights for an underwritten public offering.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, the Sponsor and certain insiders of TradeUP entered into an Agreement (the “Sponsor Support Agreement”) with TradeUP, pursuant to which the Sponsor and such insiders agreed to vote all the Founder Shares beneficially owned by them in favor of the Business Combination and each other proposal related to the Business Combination included on the agenda for the special meeting of shareholders relating to the Business Combination, to appear at such meeting or otherwise cause their shares to be counted as present for purposes of establishing a quorum at such meeting, to vote against any proposal that would impede the Business Combination and the other transactions contemplated thereby, to vote against any change in business, management or board of directors of TradeUP other than in connection with the Business Combination, not to redeem any of their shares, and to the waiver of their respective anti-dilution rights with respect to the issuance of any Purchaser Class A Shares or Purchaser Class B Shares in the Merger or any issuance of equity interests of Purchaser (or securities convertible into, or exchangeable for, any such equity securities) on or prior to the Closing.

Sponsor Letter Agreement Amendment

Concurrently with the execution of the Business Combination Agreement, the Company, the Sponsor and certain insiders of the Company have entered into an amendment to that certain Letter Agreement, dated as of April 28, 2021, by and among the Company, the Sponsor and those certain insiders (the “Letter Agreement Amendment”), pursuant to which the Sponsor and such insiders (i) consented to the Business Combination Agreement, (ii) agreed to be bound by certain amended lock-up arrangements, and (ii) agreed to certain funding obligations of the Sponsor with respect to working capital prior to the consummation of the Merger (including funding of indebtedness, transaction expenses and other liabilities in excess of $4.5 million immediately prior to the closing of the Merger).

Pursuant to Lock-Up Agreements to be executed at the closing of the Merger, the Sponsor and such insiders would agree to not to, without the prior written consent of the board of directors of the Company, (i) sell, offer to sell, contract or agree to sell, assign, lend, offer, encumber, donate, hypothecate, pledge, grant any option, right or warrant to purchase or otherwise transfer, dispose of or agree to transfer or dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position, with respect to (A) any Purchaser Class A Shares, (B) any prior Class B ordinary shares of the Company that are convertible into Purchaser Class A Shares on the Merger effective date, or (C) any securities convertible into or exercisable or exchangeable for Purchaser Class A Shares, in each case, held by it immediately after the Merger effective date (the “Lock-up Shares”), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the Lock-up Shares, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii) (the actions specified in clauses (i)-(iii), collectively, “Transfer”) until (a) for one-half of the Lock-up Shares, the earlier of (x) the date on which the volume weighted average trading price of the

Purchaser Class A Shares exceeds $14.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing on the date that is 180 days after the Closing Date and (y) date of the first anniversary of the Closing Date and (b) for one-half of the Lock-up Shares, the earlier of (x) the date on which the volume weighted average trading price of the Purchaser Class A Shares exceeds $17.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing on the date that is 180 days after the Closing and (y) date of the first anniversary of the Closing Date (the “Lock-Up Period”).

New CEO and CFO Employment Agreements

Concurrent with the signing of the Business Combination Agreement, TradeUP entered into employment agreements with SAITECH’s current Chief Executive Officer (Risheng Li) and Chief Financial Officer (Jian Zou), to become the respective Chief Executive Officer and Chief Financial Officer of TradeUP following the closing, which agreements will become effective at the closing of the Merger. The employment agreements provide for base salaries of $200,000 per year, and eligibility to earn an annual bonus in a target amount of fifty percent (50%) of the base salary for the Chief Executive Officer and 25 percent (25%) of the base salary for the Chief Financial Officer. Each of the agreements provide for severance payments for a termination by the Purchaser without Cause and termination by the employee for Good Reason, as defined, of (i) other than in connection with a change of control, (A) 12-months base salary, plus the target amount of the annual bonus (payable in the form of salary continuation for 12 months) (B) any earned but unpaid annual bonus for the fiscal year (payable when other bonuses are paid to other active employees), (C) continuation of premiums for health care benefits for 12 months (or shorter if employee become eligible for health insurance benefits with another employer) or (ii) in connection with a change of control (3 months before or 12 months after such termination of employment), 15 months of such amounts (rather than 12 months). The employment agreements contain other customary terms regarding employee benefits, vacation time, and reimbursement of business expenses, and confidentiality and assignment of intellectual property rights. The employment agreements contain a 24-month Restricted Period following termination for non-competition, non-solicitation of business partners (including customers, vendors and suppliers) and non-solicitation of employees.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. All activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We began to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering in May 2021. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2021, we had a net loss of $551,845, which mainly consisted of formation and operating costs.

For the period from January 26, 2021 (inception) through September 30, 2021, we had a net loss of $578,904, which mainly consisted of formation and operating costs.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2021, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

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

Investments Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Offering Costs

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480.  Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.  As of September 30, 2021, we have not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 2,244,493 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and we did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of us. As a result, diluted income (loss) per share is the same as basic (income) loss per ordinary share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist of a cash account in a financial institution. We have not experienced losses on this account and management believes we are not exposed to significant risks on such account.  As of September 30, 2021, $0 was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

There is currently no taxation imposed on income by the Government of the Cayman Islands for the period from January 26, 2021 (inception) through September 30, 2021.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering and the sale of the Option Units, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the correction of previously filed financial statements (See Item 1, Note 10).

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the correction of the previously filed financial statement (See Item 1, Note 10), we are enhancing our processes to appropriately apply applicable accounting requirements to our financial statements. Our plans include providing training to our accounting personnel and increased communication among our accounting personnel and third-party professionals with whom it consults regarding complex accounting applications. We believe our efforts will enhance our controls relating to complex and technical accounting matters, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practices based on the SEC Statement may evolve over time.

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
2.1*

Business Combination Agreement, dated as of September 27, 2021, by and among TradeUP Global Corporation, TGC Merger Sub, and SAITECH Limited (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by TradeUP Global Corporation on September 28, 2021 (File No. 001-40368))

2.2*

Amendment to Business Combination Agreement, dated as of October 20, 2021, by and among TradeUP Global Corporation, TGC Merger Sub, and SAITECH Limited (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by TradeUP Global Corporation on October 22, 2021 (File No. 001-40368))

3.1*

Amended and Restated Memorandum and Articles of Association, dated April 28, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by TradeUP Global Corporation on May 4, 2021 (File No. 001-40368)).

4.1*

Warrant Agreement, dated April 28, 2021, between TradeUP Global Corporation and VStock Transfer, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K/A filed by TradeUP Global Corporation on May 4, 2021 (File No. 001-40368)).

4.2*

Amended and Restated Warrant Agreement, dated June 7, 2021, between TradeUP Global Corporation and VStock Transfer, LLC, as warrant agent. (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed by TradeUP Global Corporation on May 4, 2021 (File No. 001-40368)).

10.1*

Sponsor Support Agreement, dated as of September 27, 2021, by and among TradeUP Global Corporation, TradeUP Global Sponsor LLC and certain other affiliates of TradeUP Global Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by TradeUP Global Corporation on September 28, 2021 (File No. 001-40368))

10.2*

Letter Agreement Amendment, dated as of September 27, 2021, by and among TradeUP Global Sponsor, LLC, TradeUP Global Corporation and certain of TradeUP Global Sponsor, LLC’s equityholders (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by TradeUP Global Corporation on September 28, 2021 (File No. 001-40368))

10.3*

Employment Agreement, dated as of September 27, 2021, between Risheng Li and TradeUP Global Corporation (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by TradeUP Global Corporation on September 28, 2021 (File No. 001-40368))

10.4*

Employment Agreement, dated as of September 27, 2021, between Jian Zou and TradeUP Global Corporation (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by TradeUP Global Corporation on October 22, 2021 (File No. 001-40368))

31.1**

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

Date: November 5, 2021

	By:	/s/ Jianwei Li
Jianwei Li
Co-Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Luqi Wen
Luqi Wen
Chief Financial Officer and Secretary
(Principal Financial Officer and Accounting Officer)