Form 10-Q/A
period 2021-06-30
TradeUP Global Corp
filed 2021-12-28
CIK 1847075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

Reason for this Amendment

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for the period ended June 30, 2021 (the “Original Report”) of TradeUP Global Corporation (the “Company”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 13, 2021 to restate the financial statements as of and for the period ended June 30, 2021 included in the Original Report (the “Original Financial Statements”)

Restatement Background

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable ordinary shares, $0.0001 par value (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on May 3, 2021 and in connection with the partial exercise of the over-allotment option on May 12, 2021. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated memorandum and articles of association (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. This has resulted in a restatement of the initial carrying value of the Public Shares subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and shares of Public Shares.

As a result, the Company’s management, together with the Audit Committee, determined on December 27, 2021, that the Company’s financial statements, related footnotes, and other financial data as of and for the period ended June 30, 2021 included in the Original Report should be restated in the Form 10-Q/A as a result of this error.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Report should no longer be relied upon. On December 27, 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Report.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1. Financial Statements

Part I, Item 4. Controls and Procedures

Part II, Item 6. Exhibit

In addition, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

This Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

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

TRADEUP GLOBAL CORPORATION

UNAUDITED CONDENSED BALANCE SHEET

June 30, 2021
(As Restated)
Assets
Current assets
Cash	$702,780
Prepaid expenses	35,233
Total Current Assets	738,013

Investments held in Trust Account	44,890,288
Total Assets	$45,628,301

Liabilities, Temporary Equity, and Shareholder’s Equity
Accounts payable and accrued expenses	$298,867
Related party loans	28,000
Total Current Liabilities	326,867

Deferred underwriters’ marketing fees	1,571,145
Total Liabilities	1,898,012

Commitments and Contingencies

Ordinary shares subject to possible redemption, 4,488,986 shares at conversion value of $10.00 per share	44,889,860

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 1,074,780 issued and outstanding (excluding 4,488,986 shares subject to possible redemption)	107
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 272,247 shares issued and outstanding	27
Additional paid-in capital	—
Accumulated deficit	(1,159,705)
Total Shareholders’ Deficit	(1,159,571)
Total Liabilities, Temporary Equity and Shareholders’ Equity	$45,628,301

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRADEUP GLOBAL CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the Period
	For the	From January 26, 2021
	Three Months Ended	(inception) through
	June 30, 2021	June 30, 2021
	(As Restated)	(As Restated)
Formation and operating costs	$22,977	$27,487
Loss from operations	(22,977)	(27,487)

Other income:
Interest earned on investment held in Trust Account	428	428

Loss before income taxes	(22,549)	(27,059)

Income taxes	—	—

Net loss	$(22,549)	$(27,059)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	2,812,751	1,651,357

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.48	$1.11

Basic and diluted weighted average shares outstanding, Ordinary shares attributable to TradeUP Global Corporation	1,208,124	1,122,189

Basic and diluted net loss per share, Ordinary shares attributable to TradeUP Global Corporation	$(1.14)	$(1.66)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRADEUP GLOBAL CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

(As Restated)

	Preference shares		Ordinary Shares				Additional		Total
			Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 26, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Founder shares issued to initial shareholder	—	—	—	—	1,150,000	115	24,885	—	25,000
Net loss	—	—	—	—	—	—	—	(4,510)	(4,510)
Balance as of March 31, 2021	—	$—	—	$—	1,150,000	$115	$24,885	$(4,510)	$20,490
Sale of units through public offering	—	—	4,000,000	400	—	—	39,999,600	—	40,000,000
Sale of over-allotment units			488,986	49			4,889,811		4,889,860
Underwriters’ discount	—	—	—	—	—	—	(897,797)	—	(897,797)
Underwriters’ marketing fees	—	—	—	—	—	—	(1,571,145)	—	(1,571,145)
Other offering expenses	—	—	—	—	—	—	(936,370)	—	(936,370)
Sale of private placement shares	—	—	224,780	22	—	—	2,247,778	—	2,247,800
Forfeiture of Class B ordinary shares by initial shareholder	—	—	—	—	(27,753)	(3)	3	—	—
Conversion of Class B founder shares into Class A ordinary shares	—	—	850,000	85	(850,000)	(85)	—	—	—
Reclassification of ordinary shares subject to redemption	—	—	(4,488,986)	(449)	—	—	(43,624,293)	—	(43,624,742)
Allocation of offering costs to ordinary shares subject to redemption	—	—	—	—	—	—	3,309,341	—	3,309,341
Accretion of carrying value to redemption value	—	—	—	—	—	—	(3,441,813)	(1,132,646)	(4,574,459)
Net loss	—	—	—	—	—	—	—	(22,549)	(22,549)
Balance as of June 30, 2021	—	$—	1,074,780	$107	272,247	$27	$—	$(1,159,705)	$(1,159,571)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRADEUP GLOBAL CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Period from
January 26, 2021
(inception) through
June 30, 2021
(As Restated)
Cash Flows from Operating Activities:
Net loss	$(27,059)
Interest earned on investment held in Trust Account	(428)
Changes in operating assets and liabilities:
Prepaid expenses	(35,233)
Accounts payable and accrued expenses	16,547
Net Cash Used in Operating Activities	(46,173)
Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(44,889,860)
Net Cash Used in Investing Activities	(44,889,860)

Cash Flows from Financing Activities:
Proceeds from sale of units through public offering	40,000,000
Proceeds from sale of over-allotment units	4,889,860
Payment of underwriters’ discount	(897,797)
Payment of offering costs	(624,050)
Proceeds from sale of private placement shares	2,247,800
Proceeds from issuance of promissory note to related party	220,000
Repayment of promissory note to related party	(225,000)
Proceeds from related party loans	28,000
Net Cash Provided by Financing Activities	45,638,813

Net Change in Cash	702,780

Cash at beginning of period	—
Cash at end of period	$702,780

Supplemental Disclosure of Non-cash Financing Activities
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Offering costs paid by promissory note - related party	$5,000
Accrued deferred offering costs	$282,320
Deferred underwriting compensation	$1,571,145
Change in value of Class A ordinary shares subject to possible redemption	$43,624,742
Allocation of offering costs to ordinary shares subject to redemption	$3,309,341
Accretion of carrying value to redemption value	$4,574,459

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

The registration statement for the Company’s Initial Public Offering became effective on April 28, 2021. On May 3, 2021, the Company consummated the Initial Public Offering of 4,000,000 Units (the “Public Units”) at $10.00 per Public Unit, generating gross proceeds of $40,000,000, which is described in Note 5.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 215,000 Class A ordinary shares (the “Initial Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement (the “Initial Private Placement”) to the Company’s founder and sponsor, TradeUP Global Sponsor LLC (the “Sponsor”), generating gross proceeds of $2,150,000, which is described in Note 6. Transaction costs of the Initial Public Offering and the Private Placement amounted to $3,030,656, consisting of $800,000 of underwriting fees, $1,400,000 of deferred underwriters’ marketing fees and $830,656 of other offering costs.

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

Liquidation

Following the closing of the Initial Public Offering on May 3, 2021 and the sales of the Option Units on May 12, 2021, a total of $44,889,860 was placed in the Trust Account, and the Company had $413,633 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes.  As of June 30, 2021, the Company had a working capital of $411,146.  The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.  In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required up to $1,200,000 as discussed in Note 7. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs to execute its intended initial Business Combination twelve months from the date of the issuance of the accompanying unaudited condensed financial statements.

Note 2 — Restatement of Previously Issued Financial Statements

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

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity.

The impact to the previously presented financial statements is presented below:

As of June 30, 2021	As Reported	Adjustment	As Restated
Unaudited Condensed Balance Sheet
Ordinary shares subject to possible redemption	$38,730,280	$6,159,580	$44,889,860

Shareholders’ Equity:
Class A Ordinary shares	169	(62)	107
Class B Ordinary shares	27	—	27
Additional paid in capital	5,026,872	(5,026,872)	—
Accumulated deficit	(27,059)	(1,132,646)	(1,159,705)
Total Shareholders’ Equity (Deficit)	$5,000,009	$(6,159,580)	$(1,159,571)

For the Three Months Ended June 30, 2021	As Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.48	$0.48
Basic and diluted net loss per share, Ordinary shares attributable to TradeUP Global Corporation	$(0.02)	$(1.12)	$(1.14)

For the Period from January 26, 2021 (inception) through June 30, 2021	As Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$1.11	$1.11
Basic and diluted net loss per share, Ordinary shares attributable to TradeUP Global Corporation	$(0.02)	$(1.64)	$(1.66)

For the Period from January 26, 2021 (inception) through June 30, 2021	As Reported	Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows - Supplemental Disclosure of Non-cash Financing Activities
Initial classification of ordinary shares subject to redemption	$38,858,260	$(38,858,260)	$—
Change in value of ordinary shares subject to redemption	$127,980	$43,496,762	$43,624,742
Allocation of offering costs to ordinary shares subject to redemption	$—	$3,309,341	$3,309,341
Accretion of carrying value to redemption value	$—	$4,574,459	$4,574,459

Note 3 – Significant accounting policies

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. (See Note 10)

Ordinary Shares Subject to Possible Redemption

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

Net Income (Loss) Per Ordinary Share (As Restated)

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.  As of June 30, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 2,244,493 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per ordinary share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

		For the Period
		from January 26,
	For the Three	2021 (inception)
	Months Ended	through June 30,
	June 30, 2021	2021
Net loss	$(22,549)	$(27,059)
Accretion of carrying value to redemption value	(4,574,459)	(4,574,459)
Net loss including accretion of carrying value to redemption value	$(4,597,008)	$(4,601,518)

	For the Three		For the Period
	Months Ended		From January 26, 2021 (inception)
	June 30, 2021		through June 30, 2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(3,215,777)	$(1,381,231)	$(2,739,723)	$(1,861,795)
Accretion of carrying value to redemption value	4,574,459	—	4,574,459	—
Allocation of net income/(loss)	$1,358,682	$(1,381,231)	$1,834,736	$(1,861,795)
Denominators:
Weighted-average shares outstanding	2,812,751	1,208,124	1,651,357	1,122,189
Basic and diluted net income/(loss) per share	$0.48	$(1.14)	$1.11	$(1.66)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 4 —Investments Held in Trust Account

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

Note 5 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 4,000,000 Public Units at $10.00 per Public Unit and the underwriters partially exercised the over-allotment option and purchased 488,986 Option Units generating gross proceeds of $44,889,860. Each Unit had an offering price of $10.00 and consists of one share of the Company’s Class A ordinary share and one-half of one redeemable warrant to purchase one Class A ordinary share. The Company will not issue fractional shares. As a result, the warrants must be exercised in multiples of one whole warrant. Each whole warrant entitles the holder thereof to purchase one share of the Company’s Class A ordinary share at a price of $11.50 per share, and only whole warrants are exercisable. The warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Initial Public Offering, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation (See Note 10).

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

As of June 30, 2021, the ordinary shares reflected on the balance sheet are reconciled in the following table.

As of
June 30, 2021
Gross proceeds	$44,889,860
Less:
Proceeds allocated to public warrants	(1,265,118)
Offering costs of public shares	(3,309,341)
Plus:
Accretion of carrying value to redemption value	4,574,459
Ordinary shares subject to possible redemption	$44,889,860

Note 6 — Private Placement

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

Note 7 — Related Party Transactions

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

Note 8 — Commitments & Contingencies

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

Business Combination Marketing Agreement

The Company is obligated to pay the underwriters a deferred Business Combination Fee equal to 3.5% of the gross proceeds of the Initial Public Offering and the sale of over-allotment Option Units as discussed in Note 9.

Note 9 — Deferred Underwriters’ Marketing Fees

The Company is obligated to pay the underwriters a deferred Business Combination Fee equal to 3.5% of the gross proceeds of the Initial Public Offering and the sale of over-allotment Option Units. Upon completion of the Business Combination, $1,571,145 will be paid to the underwriters from the funds held in the Trust Account.

Note 10 — Shareholders’ Equity (Deficit) (As Restated)

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. On May 3, 2021, the Sponsor converted 850,000 Class B ordinary shares into 850,000 Class A ordinary shares. In May 2021, the Company sold 4,488,986 Class A ordinary shares in the Initial Public Offering and in connection with the sale of the Option Units (see

Note 5) and 224,780 Private Placement Shares in the Private Placement (see Note 6). As of June 30, 2021, there were 1,074,780 Class A ordinary shares issued and outstanding, excluding 4,488,986 Class A ordinary shares subject to possible redemption.

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

The Company accounted for the 2,244,493 warrants issued with the Initial Public Offering as equity instruments in accordance with ASC 480s and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”.  The Company accounted for the warrant as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of the warrants is approximately $1.3 million, or $0.58 per Unit.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date on which the unaudited condensed financial statements were issued. Except as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statement.

On September 27, 2021, the Company entered into a business combination agreement (as it may be amended and/or restated from time to time, the “Business Combination Agreement”) with TGC Merger Sub, Inc., a Cayman Islands exempted company incorporated with limited liability and a direct wholly-owned subsidiary of TradeUP (“Merger Sub”) and SAITECH Limited, a Cayman Islands exempted company incorporated with limited liability (“SAITECH”). Upon the terms and subject to the conditions of the Business Combination Agreement, and in accordance with applicable law, Merger Sub will merge with and into SAITECH, with SAITECH surviving the merger and becoming a wholly owned subsidiary of TradeUP (the “Merger”).  The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination” and the closing date of the Business Combination is hereinafter referred to as the “Closing Date.”

The “Merger Consideration” will be paid by the issuance of the Company’s Class A ordinary shares (“Company Class A Shares”) and a new series of the Company’s Class B ordinary shares (“Company Class B Shares”) with an aggregate value, based on a price of $10.00 per share, equal to $228,000,000. The Merger Consideration is also subject to a potential increase if TradeUP Global Sponsor LLC (the “Sponsor”) or its affiliates (other than the Purchaser or any of its subsidiaries) fail to fund all or any portion of amounts in excess of $4,500,000 of “Transaction Expenses” (which include deferred underwriting fees, but expressly exclude any D&O tail insurance policy costs or other liabilities), and SAITECH elects by providing written notice to the Company after the Company closing statement is delivered to SAITECH and prior to closing to treat such unfunded amount as the “Excess Purchaser Indebtedness and Liability Amount,” which amount would increase the Merger Consideration.

Holders of the Company Class A Shares and new Company Class B Shares will vote together as one class on all matters submitted to a vote for shareholders’ consent. Each Company Class A Share will be entitled to one (1) vote on all matters subject to a vote of shareholders, and each new Company Class B Share will be entitled to ten (10) votes on all matters subject to a vote of shareholders. Other than voting rights, the Company Class A Shares and Company Class B shares will have the same rights and powers and have the same ranking in all respects (including with respect to dividends, distributions an on liquidation), absent different treatment approved by separate class vote of each of the holders of Company Class A Shares and Company Class B Shares.  The new series of Company Class B Shares will be convertible at any time by the holder into one (1) Company Class A Share. Each Company Class B Share will also be convertible automatically into one Company Class A Share (i) on the first anniversary of the Founder’s death or incapacity, (ii) on a date determined by the Board during the period commencing 90 days after, and ending 180 days after, the date on which Founder is terminated for Cause (as defined), and (iii) upon a sale, pledge, transfer or other disposition to any person who is not a Permitted Transferee (as defined in the Business Combination Agreement), subject to certain exceptions for permitted pledges.

The consummation of the Business Combination is subject to customary conditions, including, among other things, (i) the approval of the Business Combination Agreement by the shareholders of the Company, (ii) the Company having an aggregate cash amount of at least $17.5 million available at Closing in the Company’s trust account after giving effect to the redemptions of any shares of Company

Class A Shares for holders that timely exercise and do not waive their redemptions rights in respect of the transaction, but before giving effect to the consummation of the closing and the payment of any outstanding transaction expenses of the Company, SAITECH transaction expenses and indebtedness permitted under the Business Combination Agreement (which may be waived by SAITECH), (iii) the Company having at least $5,000,001 of net tangible assets after giving effect to redemptions, (iv) the expiration or termination of the waiting period (or any extension thereof) applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the rules and regulations promulgated thereunder (the “HSR Act”), (v) no evidence that the Company does not qualify as a “foreign private issuer” under the Securities Exchange Act of 1934, , as amended, and (vi) SAITECH having at least $1.0 million of net cash (i.e., cash less indebtedness) at the closing.

The parties to the Business Combination Agreement have made customary representations, warranties and covenants in the Business Combination Agreement, including, among others, covenants with respect to the conduct of the Company and SAITECH and their subsidiaries prior to the closing.

The Business Combination Agreement may be terminated by SAITECH or the Company under certain circumstances, including, among others, (i) by mutual written consent of SAITECH and the Company, (ii) by either SAITECH or the Company if the closing has not occurred on or before March 31, 2022, (iii) by SAITECH or the Company if either the Company or SAITECH has not obtained the required approval of its shareholders, (iv) by the Company if SAITECH fails to deliver PCAOB compliant audited financial statements to the Company by October 15, 2021, and (v) by SAITECH, if the Company’s board of directors makes a change in recommendation in supporting the Business Combination Agreement and the transactions contemplated thereby

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, due to the restatement related to the classification of redeemable ordinary shares for the periods from May 3, 2021 to June 30, 2021, management has identified a material weakness in internal controls related to the accounting for complex equity instruments in connection with our initial public offering. In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q/A, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Date: December 28, 2021

	By:	/s/ Jianwei Li
Jianwei Li
Co-Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Luqi Wen
Luqi Wen
Chief Financial Officer and Secretary
(Principal Financial Officer and Accounting Officer)