Form 10-K
period 2021-12-31
TradeUP Global Corp
filed 2022-02-18
CIK 1847075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-40679

TRADEUP GLOBAL CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1584130
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

437 Madison Avenue, 27th Floor New York, New York 10022
(Address of principal executive offices and zip code)

(732) 910-9692
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	TUGCU	The Nasdaq Capital Market
Class A ordinary shares, par value $0.0001 per share	TUGC	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	TUGCW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of February 11, 2022, there were 5,563,766 Class A ordinary shares, par value $0.0001 per share, and 272,247 Class B ordinary shares, par value $0.0001 per share issued and outstanding.

TRADEUP GLOBAL CORPORATION

CERTAIN TERMS

References to “TradeUP,” the “Company,” “our Company,” “our,” “us” or “we” refer to TradeUP Global Corporation, a blank check company incorporated on January 26, 2021 as a Cayman Islands exempted corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “sponsor” refer to TradeUP Global Sponsor LLC. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” refer to our initial public offering, which closed on May 3, 2021 (the “Closing Date”). References to “public shares” are to shares of our Class A ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our public shares.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Report” or “Annual Report”) may constitute “forward looking statements” for purposes of the federal securities laws. Our forward looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,”, “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	our financial performance; or
●	the other risk and uncertainties discussed in "Item 1A. Risk Factors," elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.

The forward looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward looking statements. We undertake no obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business Overview.

We are a blank check company incorporated in the Cayman Islands on January 26, 2021, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “initial business combination”). We intend to effectuate our initial business combination using cash derived from the proceeds of our initial public offering of units and the sale of the private shares in two private placements to the Sponsor, additional shares, debt or a combination of cash, shares and debt.

Initial Public Offering and Private Placement

On February 1, 2021, the Sponsor paid $25,000 in consideration for 1,150,000 TradeUP Class B ordinary shares.

On May 3, 2021, TradeUP closed its initial public offering of 4,000,000 units, with each unit consisting of one Class A ordinary share and one-half of one redeemable public warrant, with each whole public warrant exercisable for one Class A ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $40.0 million. On May 12, 2021, TradeUP consummated the sale of an additional 488,986 units that were subject to the underwriters’ over-allotment option, for aggregate additional proceeds of $4.9 million. The Class A ordinary shares and public warrants comprising the units commenced separate trading on June 21, 2021.

The TradeUP Class B ordinary shares purchased by the Sponsor included an aggregate of up to 150,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option would not be exercised in full or in part. On May 12, 2021, in connection with the partial exercise of the underwriters’ over-allotment option, 27,753 TradeUP Class B ordinary shares were forfeited by the Sponsor in order for it to maintain ownership of 20.0% of the issued and outstanding TradeUP ordinary shares (excluding private shares held by the Sponsor). Such forfeited shares were cancelled by TradeUP. In addition, on May 3, 2021, the Sponsor converted 850,000 TradeUP Class B ordinary shares into an equal number of TradeUP Class A ordinary shares.

Concurrently with the completion of the TradeUP IPO and the sale of units pursuant to the partial exercise of the underwriters’ over-allotment option, the Sponsor purchased an aggregate of 224,780 private shares, at a price of $10.00 per share, or $2.2 million. A portion of the purchase price of the private shares was added to the proceeds from the TradeUP IPO and placed in the trust account such that the trust account held $44.9 million at the time of closing of the TradeUP IPO and the sale of units pursuant to the partial exercise of the underwriters’ over-allotment option, including the closing of the partial exercise of the underwriters’ over-allotment option.

Business Combination Agreement

On September 27, 2021, TradeUP entered into a business combination agreement (as it has been and may be further amended and/or restated from time to time, the “Business Combination Agreement”) with TGC Merger Sub, Inc., a Cayman Islands exempted company incorporated with limited liability and a direct wholly-owned subsidiary of TradeUP (“Merger Sub”) and SAITECH Limited, a Cayman Islands exempted company incorporated with limited liability (“SAITECH”). Upon the terms and subject to the conditions of the Business Combination Agreement, and in accordance with applicable law, Merger Sub will merge with and into SAITECH, with SAITECH surviving the merger and becoming a wholly owned subsidiary of TradeUP (the “Merger”). The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination” and the closing date of the Business Combination is hereinafter referred to as the “Closing Date.” Capitalized terms used in this Annual Report but not otherwise defined herein have the meanings given to them in the Business Combination Agreement.

The “Merger Consideration” will be paid by the issuance of Purchaser Class A ordinary shares (“Purchaser Class A Shares”) and a new series of Purchaser Class B ordinary shares (“Purchaser Class B Shares”) with an aggregate value, based on a price of $10.00 per share, equal to 188,000,000 (based on the Business Combination Agreement as currently amended). The Merger Consideration is also subject to a potential increase if TradeUP Global Sponsor LLC (the “Sponsor”) or its affiliates (other than the Purchaser or any of its subsidiaries) fail to fund all or any portion of amounts in excess of $4,500,000 of “Transaction Expenses” (which include deferred underwriting fees, but expressly exclude any D&O tail insurance policy costs or other liabilities), and SAITECH elects by providing written notice to TradeUP after the TradeUP closing statement is delivered to SAITECH and prior to Closing to treat such unfunded amount as the “Excess Purchaser Indebtedness and Liability Amount,” which amount would increase the Merger Consideration.

In connection with the Merger and the Merger Consideration: (i) SAITECH’s preferred shares will convert into SAITECH’s Class A ordinary shares (“SAITECH Class A Ordinary Shares”) immediately prior to the Merger; (ii) Holders of the issued and outstanding SAITECH Class A Ordinary Shares (including current holders of SAITECH’s prior preferred shares) will receive shares of Purchaser Class A Shares; and (iii) the current holder of SAITECH’s issued and outstanding Class B ordinary shares (the “Founder”) will receive Purchaser Class B Shares.

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

The foregoing description of the Business Combination Agreement and the Business Combination does not purport to be complete and is qualified in its entirety by the terms and conditions of the Business Combination Agreement, a copy of which is filed as Exhibit 2.1 hereto and is incorporated herein by reference. The Business Combination Agreement contains representations, warranties and covenants that the parties to the Business Combination Agreement made to each other as of the date of the Business Combination Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating the Business Combination Agreement. The Business Combination Agreement has been attached to provide investors with information regarding its terms and is not intended to provide any other factual information about TradeUP or SAITECH. In particular, the representations, warranties, covenants and agreements contained in the Business Combination

Agreement, which were made only for purposes of the Business Combination Agreement and as of specific dates, were solely for the benefit of the parties to the Business Combination Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Business Combination Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and reports and documents filed with the U.S. Securities and Exchange Commission (the “SEC”). Investors should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Business Combination Agreement. In addition, the representations, warranties, covenants and agreements and other terms of the Business Combination Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the Business Combination Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

We are a newly incorporated blank check company formed as a Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated blank check company formed as a Cayman Islands exempted company with no operating results, and we will not commence operations prior to the completion of our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination.

TradeUP may not be able to consummate the Business Combination or an initial business combination within the required time period, in which case it would cease all operations except for the purpose of winding up and it would redeem public shares and liquidate, in which case the public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and the warrants will expire worthless.

If TradeUP is unable to complete an initial business combination before November 3, 2022 or amend the current memorandum and articles of association to extend the date by which TradeUP must complete an initial business combination, TradeUP will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously release to TradeUP (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of TradeUP’s remaining shareholders and board of directors, liquidate and dissolve, subject in each case to TradeUP’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to TradeUP’s warrants, which will expire worthless if TradeUP fails to complete an initial business combination within the required period.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the U.S. courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S. company.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company (or 65% of our ordinary shares with respect to amendments to the trust agreement governing the release of funds from our trust account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association will provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of this offering into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of not less than 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association relating to the rights of holders of Class B ordinary shares to appoint or remove directors prior to our initial business combination may only be amended by a special resolution passed by a majority of at least 90% our ordinary shares voting in a general meeting. Our initial shareholders, who will collectively beneficially own 20% of our ordinary shares upon the closing of this offering (assuming they do not purchase any units in this offering, and not including the Class A ordinary shares constituting the private placement shares), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers, directors and director nominees have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within 18 months from the closing of this offering, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes paid or payable), divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy and/or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within 18 months from the closing of this offering and (iii) the redemption of our public shares if we do not complete an initial business combination within 18 months from the closing of this offering, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to the company, and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of our offering did not execute an agreement with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Upon redemption of our public shares, if we do not complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement by and among us, our sponsor and other affiliates, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we did not ask our sponsor to reserve for such indemnification obligations, nor did we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of this offering and the sale of the private placement shares are intended to be used to complete an initial business combination with a target business that had not been selected, and the Business Combination has not been completed, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we were and are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other special purpose acquisition companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries.

Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of this offering and the sale of the private placement shares, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies are aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per public share.

Risks Related to the Business Combination

The consummation of the Business Combination is subject to a number of conditions, and if those conditions are not satisfied or waived, the Business Combination Agreement may be terminated in accordance with its terms and the Business Combination may not be completed.

The Business Combination Agreement is subject to a number of conditions which must be fulfilled in order to complete the Business Combination. Those conditions include: approval of the proposals required to effect the Business Combination by TradeUP shareholders, as well as receipt of requisite regulatory approval, absence of orders prohibiting completion of the Business Combination, effectiveness of the registration statement of which the proxy statement/prospectus relating to the Business Combination is a part, approval of the New SAI Class A ordinary shares to be issued to SAI shareholders for listing on Nasdaq, meeting the Minimum Cash Condition, the accuracy of the representations and warranties by both parties (subject to the materiality standards set forth in the Business Combination

Agreement) and the performance by both parties of their covenants and agreements. These conditions to the closing of the Business Combination may not be fulfilled in a timely manner or at all, and, accordingly, the closing of the Business Combination may be significantly delayed or not occur at all. In addition, the parties can mutually decide to terminate the Business Combination Agreement at any time, before or after shareholder approval, or TradeUP or SAI may elect to terminate the Business Combination Agreement in certain other circumstances.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

The consummation of the Business Combination is subject to a number of conditions, and if those conditions are not satisfied or waived, the Business Combination Agreement may be terminated in accordance with its terms and the Business Combination may not be completed.

The Business Combination Agreement is subject to a number of conditions which must be fulfilled in order to complete the Business Combination. Those conditions include: approval of the proposals required to effect the Business Combination by TradeUP shareholders, as well as receipt of requisite regulatory approval, absence of orders prohibiting completion of the Business Combination, effectiveness of the registration statement of which the proxy statement/prospectus relating to the Business Combination is a part, approval of the New SAI Class A ordinary shares to be issued to SAI shareholders for listing on Nasdaq, meeting the Minimum Cash Condition, the accuracy of the representations and warranties by both parties (subject to the materiality standards set forth in the Business Combination Agreement) and the performance by both parties of their covenants and agreements. These conditions to the closing of the Business Combination may not be fulfilled in a timely manner or at all, and, accordingly, the closing of the Business Combination may be significantly delayed or not occur at all. In addition, the parties can mutually decide to terminate the Business Combination Agreement at any time, before or after shareholder approval, or TradeUP or SAI may elect to terminate

The Sponsor and TradeUP’s directors and officers may have interests in the Business Combination different from the interests of TradeUP’s shareholders.

The Sponsor has financial interests in the Business Combination that are different from, or in addition to, those of other TradeUP shareholders generally. For example: (1) the Sponsor paid an aggregate of $25,000 for 1,150,000 founder shares, which will have a significantly higher value at the time of the Business Combination; and (2) the Sponsor paid $2.2 million for 224,780 private shares; if TradeUP does not consummate an initial business combination by November 3, 2022, then the proceeds from the sale of the private shares will be part of the liquidating distribution to the public shareholders and the private shares held by the Sponsor will be worthless. As a result, the Sponsor may be incentivized to complete the Business Combination, or an alternative initial business combination with a less favorable company or on terms less favorable to TradeUp shareholders, rather than to liquidate, in which case the Sponsor would lose its entire investment. As a result, the Sponsor may have a conflict of interest in determining whether SAI is an appropriate business with which to effectuate a business combination and/or in evaluating the terms of the Business Combination.

Furthermore, officers of TradeUP negotiated the terms of the Business Combination Agreement with their counterparts at SAI, and the TradeUP Board determined that the Business Combination Agreement and the transactions contemplated thereby, including the merger, are advisable and fair to, and in the best interests of, TradeUP and its shareholders, and approved the Business Combination Agreement and the transactions contemplated thereby. TradeUP’s directors and officers may have financial interests in the Business Combination that may be different from, or in addition to, the interests of TradeUP shareholders.

TradeUP’s initial shareholders hold a significant number of TradeUP ordinary shares. They will lose their entire investment if TradeUP does not complete an initial business combination.

The TradeUP initial shareholders hold all 272,247 outstanding TradeUP Class B ordinary shares and 1,074,780 TradeUP Class A ordinary shares, representing 23.1% of the total outstanding TradeUP ordinary shares. The TradeUP ordinary shares held will be worthless if TradeUP does not complete an initial business combination by November 3, 2022. The TradeUP Class B ordinary shares are identical to the TradeUP Class A ordinary shares included in the units, except that (1) the TradeUP Class B ordinary shares and the TradeUP Class A ordinary shares into which the TradeUP Class B ordinary shares convert upon an initial business combination are subject to certain transfer restrictions, (2) the TradeUP initial shareholders have entered into a Letter Agreement, pursuant to which they have agreed (a) to waive their redemption rights with respect to their TradeUP ordinary shares owned in connection with the completion of an initial business combination and (b) to waive their rights to liquidating distributions from the trust account with respect to their TradeUP ordinary shares if TradeUP fails to complete an initial business combination by November 3, 2022 (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if TradeUP fails to complete an initial business combination by November 3, 2022) and (3) the TradeUP Class B ordinary shares are automatically convertible into New SAI Class A ordinary shares at the time of an initial business combination, as described herein.

TradeUP does not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for TradeUP to consummate an initial business combination with which a substantial majority of TradeUP’s shareholders do not agree.

TradeUP’s amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will TradeUP redeem public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of an initial business combination and after payment of underwriters’ fees and commissions (such that TradeUP is not subject to the SEC’s “penny stock” rules). As a result, TradeUP may be able to consummate the Business Combination even if a substantial majority of its shareholders do not agree with the Business Combination and have redeemed their public shares. In the event the aggregate cash consideration TradeUP would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy the Minimum Cash Condition pursuant to the terms of the Business Combination Agreement exceed the aggregate amount of cash available to TradeUP, TradeUP will not complete the Business Combination or redeem any shares, all public shares submitted for redemption will be returned to the holders thereof, and TradeUP instead may search for an alternate business combination.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated April 30, 2021, as the same may be updated from time to time.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices are located at  437 Madison Avenue, 27th Floor, New York, New York 10022, and our telephone number is (732) 910-9692.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market Information.

Our units, Class A ordinary shares, and warrants are each traded on The Nasdaq Capital Market (“Nasdaq”) under the symbols “TUGCU,” “TUGC,” and “TUGCW,” respectively.

Holders

As of February 11, 2022, we had 1 holder of record of our units, 2 holders of record of our separately traded Class A ordinary shares and 4 holders of record of our separately traded warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “TradeUP,” the “Company”, “us”, “our”, or “we” refer to TradeUP Global Corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes herein.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of Cayman Island on January 26, 2021, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the private shares in two private placements to Sponsor, our additional shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Restatement of Previously Issued Financial Statements

On December 27, 2021, the management and the Audit Committee of TradeUP Global Corporation (the “Company”), after consultation with Friedman LLP, concluded that the Company’s audited balance sheet as of May 3, 2021 filed in the Company’s Form 8-K filed on May 7, 2021, and the Company’s unaudited financial statements filed in the Company’s Form 10-Q as of and for the quarter ended June 30, 2021 contained errors relating to the classification between temporary equity and permanent equity of the shares of the Company’s Class A ordinary shares subject to redemption, which the Company initially presented a portion of as permanent equity, and has determined should be classified as temporary equity. In light of these errors, it was determined that it is appropriate to amend and restate the Company’s previously issued audited balance sheet as of May 3, 2021 reflecting receipt of the proceeds upon consummation of the Company’s initial public offering and the private placement that was included in the Company’s Current Report on Form 8-K filed on May 7, 2021 and the unaudited financial statements included in the Company’s Form 10-Q as of and for the quarter ended June 30, 2021 (“Non-Reliance Financial Statements”).  Considering such restatement, the Non-Reliance Financial Statements should no longer be relied upon. On December 28, 2021, the Company filed an amendment to its Form 8-K filed on May 7, 2021 with respect to the audited balance sheet as of May 3, 2021 and an amendment to its Form 10-Q as of and for the quarter ended June 30, 2021 with respect to its unaudited financial statements reflecting the reclassification of shares of the Company’s Class A ordinary shares subject to redemption as temporary equity.  The Company also reflected the corrections described above in its Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed with SEC on November 5, 2021. The Company does not expect the changes described above to have any impact on its cash position or the balance held in the trust account.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for this offering. Following this offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after this offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After this offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 26, 2021 (inception) through December 31, 2021, we had a net loss of $1,923,605, which consists of formation and operating costs of $1,925,574, offset by interest earned on marketable securities held in the Trust Account of $1,969.

Liquidity and Capital Resources

Following the closings of the initial public offering on May 3, 2021 and the sale of the Option Units on May 12, 2021, a total of $44,889,860 was placed in the trust account. Thereafter, we had $413,633 of cash held outside of the trust account, after payment of costs related to the initial public offering, and available for working capital purposes. In connection with the initial public offering and the sales of the option units, and the private shares, we incurred $3,405,312 in transaction costs, including $897,797 of underwriting fees, $1,571,145 of fees payable to underwriters under a business combination marketing agreement upon the consummation of an initial business combination, and $936,370 of other offering costs.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2021, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Investments Held in Trust Account

At December 31, 2021, the assets held in the trust account were held in money market funds, which are invested in U.S. Treasury securities.

We classify its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities that hawse have the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying unaudited condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed loss allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed loss is calculated using the total net loss less any dividends paid. We then allocated the undistributed loss ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2021, we have not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 2,244,493 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and we did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of us. As a result, diluted loss per share is the same as basic loss per ordinary share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist of a cash account in a financial institution. We have not experienced losses on this account and management believes we are not exposed to significant risks on such account. As of December 31, 2021, $0 was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The fair value of our financial assets and liabilities reflects management’s estimate of amounts that we would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, we seek to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
●	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

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

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

There is currently no taxation imposed on income by the Government of the Cayman Islands for the period from January 26, 2021 (inception) through December 31, 2021.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, due to the restatement related to the classification of redeemable ordinary shares for the periods from May 3, 2021 to June 30, 2021, management has identified a material weakness in internal controls related to the accounting for complex equity instruments in connection with our initial public offering. In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter ended December 31, 2021 covered by this Annual Report on Form 10-K, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Officers, Directors and Director Nominees

Our officers, directors and director nominees are as follows:

Name	Age	Position
Jianwei Li	43	Chairman and Co-Chief Executive Officer
Lei Huang	50	Co-Chief Executive Officer, Director
Luqi “Lulu” Wen	40	Chief Financial Officer
Michael Davidov	46	Independent Director Nominee
Tao Jiang	51	Independent Director Nominee
David X. Li	58	Independent Director Nominee

Jianwei Li has served as our Chairman and Co-Chief Executive Officer since shortly after the inception of the Company. He has served as the founding and managing partner of Zhencheng Capital, a venture capital firm specializing in early-stage technology investments since May 2016. Mr. Li is also the Chairman and Co-Chief Executive Officer of TradeUP Acquisition Corp., a special purpose acquisition company formed in January 2021 and currently seeking Nasdaq listing. From May 2015 to May 2016, Mr. Li served as Chief Investment Officer and Partner at ZhenFund, an early-stage investment firm. From July 2011 to May 2015, Mr. Li served as Vice President at Sequoia Capital China and led the investments in AI hardware and corporate service sectors. From February 2007 to June 2011, Mr. Li served as the Vice President at Fidelity Growth Partners Asia and oversaw investments in the TMT sector. From July 2004 to January 2007, Mr. Li was a consultant at Boston Consulting Group. Mr. Li holds his Bachelor’s degree and Master’s degree from Beijing University of Posts and Telecommunications. Mr. Li has a demonstrated track record of successful venture capital investments in disruptive technologies including Cloud / SaaS / AI / Robotics / Drone / Network security. Mr. Li was ranked #88 on 2020 Forbes China top 100 venture investors. We believe that Mr. Li qualifies as our Chairman because of his extensive leadership experience and investment experience in technologies related business.

Lei Huang has served as our Co-Chief Executive Officer since shortly after the inception of the Company. Mr. Huang currently serves as the Chief Executive Officer of US Tiger Securities, Inc. and a member of the board of directors of its parent company, UP Fintech Holding Limited (Nasdaq: TIGR). Mr. Huang also serves as a member of the Board of Directors of MDLand International Corporation. Prior to joining US Tiger Securities, Mr. Huang was the Chief Executive Officer of Haitong Securities USA LLC, and also served as Chief Compliance Officer and Operation Manager of CICC US Securities, Inc from 2010 through 2018. Prior to that, Mr. Huang served as a Compliance Officer at Morgan Stanley, Lehman Brothers, and Barclays. Mr. Huang also formerly served as a Regulatory Supervisor at the National Association of Securities Dealers. Mr. Huang holds a Master’s degree in Global Financial Analysis from Bentley University.

Luqi “Lulu” Wen has served as our Chief Financial Officer and Secretary since shortly after the inception. Ms. Wen is also the Chief Financial Officer of TradeUP Acquisition Corp., a special purpose acquisition company formed in January 2021 and currently seeking Nasdaq listing. Ms. Wen has been the financial director of Zhencheng Capital since May 2016. Form August 2011 to May 2016, Ms. Wen served as the senior finance manager in Harvest Fund, one of the largest Chinese institutional asset managers by assets under management (AUM). She also worked as a financial reporting manager at DHL-Sinotrans from 2007 through 2010 and senior financial analyst at Lenovo Greater China from 2005 to 2007. Ms. Wen received her Bachelor’s degree from Sichuan University in Business Administration and Master’s Degree from University of Leeds in International Finance. In addition, she holds CFA and ACCA designations.

Michael Davidov will serve as an independent director upon the effectiveness of this prospectus. Mr. Davidov has more than 20 years of experience in the fields of investments and corporate finance. In 2012, he co-founded and served as the CIO at Middle Kingdom Value Fund and Global Value Partners – special situations funds focused on China-related and global value investments.  From 2006 to 2009, Mr. Davidov was a part of the management team of Middle Kingdom Alliance Corp - a U.S.-listed Special Purpose Acquisition Company (SPAC) that successfully completed its merger with Pypo China Holdings, a Beijing-based cell phone distribution company, that resulted in a NASDAQ-listed company – Funtalk China Holdings Limited (Formerly: NASDAQ: FTLK).  From 1999 until 2009 Mr. Davidov was a director of corporate finance and Portfolio Manager at High Capital Funding, LLC/Generation Capital, a hybrid private equity/special situations fund, where he structured and made private investment in public entity (PIPE) investments as a principal.  Mr. Davidov received his Bachelor’s degree in mathematics from Southern Illinois University and MBA in Finance from J. Mack Robinson School of Business at Georgia State University.

Tao Jiang will serve as an independent director upon the effectiveness of this prospectus. Mr. Jiang serves as the Founder & Chairman of China Software Developer Network (CSDN), and the founding partner of GeekFounders from June 2014. Mr. Jiang also serves as an independent director of TradeUP Acquisition Corp., a special purpose acquisition company formed in January 2021 and currently seeking Nasdaq listing. Mr. Jiang has over 25 years of experience in software and internet industry as a programmer, entrepreneur and angel investor. Prior to fuunding CSDN and GeekFounders, Mr.Jiang worked at Giant Network Group and Kingsoft Corporation from 1992 to 1997 and led the development of Giant handwriting computer, PowerWord and Herosoft Player. In January 1999, Mr. Jiang founded CSDN, a professional Chinese IT technology community which currently has more than 31 million registered users, covering 90% of Chinese developers, and ranked 28th in Alexa global website traffic rank. In June 2011, Mr. Jiang founded GeekFounders, and led investments in a variety of high-tech startups including Juhe, SequoiaDB, itcast, LOCOJOY (creator of “I'm MT”) and ITJuZi.com. Mr. Tao received his Bachelor’s degree from Sichuan University in computational mathematics and application software.

David X. Li will serve as an independent director upon the effectiveness of this prospectus. Mr. Li is a professor of finance, and faculty co-director of Master of Finance (MF) program at Shanghai Advanced Institute of Finance (SAIF), and an associate director of Chinese Academy of Financial Research (CAFR) at Shanghai Jiaotong University where he leads CAFR's Risk Management Center and FinTech Research Center. Previously, Mr. Li worked at leading financial institutions for more than two decades in the areas of new product development, risk management, asset/liability management and investment analytics, including as the Chief Risk Officer for China International Capital Corporation (CICC) Ltd, head of credit derivative research and analytics at Citigroup and Barclays Capital, and head of modeling at AIG Investments. Mr. Li has a PhD degree in statistics from the University of Waterloo, Master’s degrees in economics, finance and actuarial science, and a bachelor’s degree in mathematics. Dr. Li was one of the pioneers in credit derivatives. His seminal work of using copula functions for credit portfolio modeling has been widely cited by academic research, broadly used by practitioners for credit portfolio trading, risk management and rating, and well covered by media such as Wall Street Journal, Financial Times, Nikkei, CBC News.

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into three classes, with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. David X. Li, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Messrs. Lei Huang and Michael Davidov, will expire at the second annual general meeting of shareholders. The term of office of the third class of directors, consisting of Messrs. Jianwei Li and Tao Jiang, will expire at the third annual meeting of shareholders. We may not hold a general meeting of shareholders until after we consummate our initial business combination. In addition, the founder shares, all of which are held by our initial shareholders, will entitle the initial shareholders to elect all of our directors prior to our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors will be authorized to appoint persons to the offices as set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association will provide that our officers may consist of one or more chairmen of the board, chief executive officers, a president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors currently has one standing committees: an audit committee. Because we are a “controlled company” under applicable Nasdaq rules, we are not required to have a compensation committee composed of independent directors, and we do not have a nominating and governance committee. Subject to phase-in rules and a limited exception, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NASDAQ require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Messrs. David Li, Jiang and Davidov currently serve as members of our audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to the certain phase-in provisions. Our board of directors has determined that each of Messrs. David Li, Jiang and Davidov meet the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act.

Mr. David X. Li serves as the Chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of Nasdaq, and our board of directors has determined that Mr. David X. Li qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The primary purposes of our audit committee are to assist the board’s oversight of:

●	the integrity of our financial statements;

●	our compliance with legal and regulatory requirements;

●	the qualifications, engagement, compensation, independence and performance of our independent registered public accounting firm;

●	our process relating to risk management and the conduct and systems of internal control over financial reporting and disclosure controls and procedures; and

●	the performance of our internal audit function.

The audit committee is governed by a charter that complies with the rules of Nasdaq.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the NASDAQ Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual general meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees.  You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us.  We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation.

None of our officers or directors has received any cash compensation for services rendered to us. No compensation of any kind, including finder’s and consulting fees, will be paid to our founders, existing officers, directors and advisors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to this offering to be paid either prior to or in connection with our initial business combination. In addition, our officers, directors and advisors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our founders, officers, directors or advisors, or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

Following a business combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary as of February 11, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

The beneficial ownership of our ordinary shares is based on 5,836,013 Class A ordinary shares issued and outstanding as of February 11, 2022, consisting of 2,970,080 Class A ordinary shares and 272,247  Class B ordinary shares.

	Number of
	Ordinary Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner (1)	Owned (2)	Ordinary Shares
Officers and Directors
Jianwei Li (3)	1,287,027	22.1%
Lei Huang	—	—
Luqi Wen	—	—
David X. Li	20,000	*
Tao Jiang	20,000	*
Michael Davidov	20,000	*
All officers and directors as a group (6 individuals)	1,347,027	23.1%
5% Holders
TradeUP Global Sponsor LLC (our sponsor) (3)	1,287,027	22.1%
*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the following is 437 Madison Avenue, 27th Floor, New York, New York 10022.
(2)

Shares include founder shares, or Class B ordinary shares, that will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holder thereof. Certain Class B ordinary shares were previously converted at the option of the holder.

(3)

TradeUP Global Sponsor LLC is the record holder of the shares reported herein. Jianwei Li is the manager of TradeUP Global Sponsor LLC. As such. Mr. Li may be deemed to have beneficial ownership of the Class B ordinary shares held directly by TradeUP Global Sponsor LLC. Mr. Li disclaims beneficial ownership over any securities owned by our sponsor in which he does not have any pecuniary interest.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

TradeUP Class B Ordinary Shares

On February 1, 2021, the Sponsor acquired 1,150,000 TradeUP Class B ordinary shares for an aggregate purchase price of $25,000. On May 3, 2021, the Sponsor transferred an aggregate of 60,000 TradeUP Class B ordinary shares to TradeUP’s independent directors at the same price originally paid for such shares. On May 3, 2021, the Sponsor converted 850,000 TradeUP Class B ordinary shares into 850,000 TradeUP Class A ordinary shares. On May 12, 2021, the Sponsor forfeited 27,753 TradeUP Class B ordinary shares for no consideration as a result of the TradeUP IPO underwriters’ partial exercise of their over-allotment option.

The Sponsor has agreed not to transfer, assign or sell 50% of its TradeUP Class B ordinary shares until the earlier to occur of: (1) six months after the completion of TradeUP’s initial business combination; and (2) subsequent to TradeUP’s initial business combination (a) the date on which TradeUP completes a liquidation, merger, share exchange or other similar transaction that results in all of TradeUP shareholders having the right to exchange their TradeUP Class A ordinary shares for cash, securities or other property or (b) if the closing price of TradeUP’s Class A ordinary shares equals or exceeds $12.50 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after TradeUP’s initial business combination. The Sponsor may not transfer, assign or sell the remaining 50% of TradeUP Class B ordinary shares until six months after the date of the consummation of TradeUP’s initial business combination.

Private Shares

The Sponsor purchased an aggregate of 224,780 private shares, at a price of $10.00 per share, or $2,247,800 in the aggregate, in private placements that occurred simultaneously with the closing of the TradeUP IPO and the sale of additional units pursuant to the underwriters’ partial exercise of their over-allotment option. The private shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of the Business Combination.

Sponsor Loan

On February 2, 2021, the Sponsor agreed to lend TradeUP up to $300,000 to be used for a portion of the expenses of the TradeUP IPO. This loan was non-interest bearing, unsecured and was due at the earlier of (1) June 30, 2021 or (2) the closing of the TradeUP IPO. The outstanding balance under the loan was repaid at the closing of the TradeUP IPO on May 3, 2021.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, or an affiliate of the Sponsor or certain of TradeUP’s directors and officers may, but are not obligated to, lend TradeUP funds as may be required. If TradeUP completes the initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, TradeUP may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account will be used for such repayment. Up to $1,200,000 of such loans may be convertible into TradeUP Class A ordinary shares, at a price of $10.00 per share at the option of the lender. As of December 31, 2021, TradeUP has an outstanding balance of $130,000 under the working capital loans.

Interest of Certain Persons in the Business Combination

Certain members of the TradeUP Board and officers of TradeUP and the Sponsor may have interests in the Business Combination that may be different from, or in addition to, the interests of TradeUP shareholders generally. The TradeUP Board was aware of and considered these interests to the extent such interests existed at the time, among other matters, in approving the Business Combination Agreement and in recommending that the Business Combination Agreement and the transactions contemplated thereby be adopted and approved by the shareholders of TradeUP.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors will adopt a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent.  An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. David Li, Jiang and Davidov are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

PART IV

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Friedman LLP, or Friedman, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Friedman in connection with regulatory filings. The aggregate fees billed by Friedman for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from January 26, 2021 (inception) through December 31, 2021 total $98,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” The aggregate fees billed by Friedman for professional services rendered for audit related fees for the period from January 26, 2021 (inception) through December 31, 2021 total $13,001.

Tax Fees. We did not pay Friedman for tax planning and tax advice for the period from January 26, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Friedman for other services for the period from January 26, 2021 (inception) through December 31, 2021.

Item 15. Exhibits, Financial Statement Schedules.

1.	The following documents are filed as part of this Annual Report:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein and “Index to Financial Statements” and financial statements incorporated by reference therein commencing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

TradeUP Global Corporation

Opinion on the Financial Statement

We have audited the accompanying balance sheet of TradeUP Global Corporation (the “Company”) as of December 31, 2021, and the related statements of operations, changes in shareholders’ deficit and cash flows for the period from January 26, 2021 (inception) through December 31, 2021 and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statement presents fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the period from January 26, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.

/s/Friedman LLP

Friedman LLP

We have served as the Company’s auditor since 2021.

New York, NY

February 18, 2022

TRADEUP GLOBAL CORPORATION

BALANCE SHEET

December 31, 2021
Assets
Current assets
Cash	$28,079
Prepaid expenses	74,078
Total Current Assets	102,157

Investments held in Trust Account	44,891,829
Total Assets	$44,993,986

Liabilities, Temporary Equity, and Shareholders' Deficit
Accounts payable and accrued expenses	$1,459,098
Related party loans	130,000
Total Current Liabilities	1,589,098

Deferred underwriters' marketing fees	1,571,145
Total Liabilities	3,160,243

Commitments and Contingencies

Ordinary shares subject to possible redemption, 4,488,986 shares at conversion value of $10.00 per share	44,889,860

Shareholders' Deficit:
Preference shares, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 1,074,780 issued and outstanding (excluding 4,488,986 shares subject to possible redemption)	107
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 272,247 shares issued and outstanding	27
Additional paid-in capital	—
Accumulated deficit	(3,056,251)
Total Shareholders' Deficit	(3,056,117)
Total Liabilities, Temporary Equity and Shareholders' Deficit	$44,993,986

The accompanying notes are an integral part of these financial statements.

TRADEUP GLOBAL CORPORATION

STATEMENTS OF OPERATIONS

For the Period
From January 26, 2021
(inception) through
December 31, 2021

Formation and operating costs	$1,925,574
Loss from operations	(1,925,574)

Other income:
Interest earned on investment held in Trust Account	1,969

Loss before income taxes	(1,923,605)

Income taxes	—

Net loss	$(1,923,605)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	3,191,545

Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.03)

Basic and diluted weighted average shares outstanding, Ordinary shares attributable to TradeUP Global Corporation	1,244,225

Basic and diluted net loss per share, Ordinary shares attributable to TradeUP Global Corporation	$(1.46)

The accompanying notes are an integral part of these financial statements.

TRADEUP GLOBAL CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

			Ordinary Shares				Additional		Total
	Preference shares		Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 26, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Founder shares issued to initial shareholder	—	—	—	—	1,150,000	115	24,885	—	25,000
Sale of units through public offering	—	—	4,000,000	400	—	—	39,999,600	—	40,000,000
Sale of over-allotment units			488,986	49			4,889,811		4,889,860
Underwriters' discount	—	—	—	—	—	—	(897,797)	—	(897,797)
Underwriters' marketing fees	—	—	—	—	—	—	(1,571,145)	—	(1,571,145)
Other offering expenses	—	—	—	—	—	—	(936,370)	—	(936,370)
Sale of private placement shares	—	—	224,780	22	—	—	2,247,778	—	2,247,800
Forfeiture of Class B ordinary shares by initial shareholder	—	—	—	—	(27,753)	(3)	3	—	—
Conversion of Class B founder shares into Class A ordinary shares	—	—	850,000	85	(850,000)	(85)	—	—	—
Change in value of ordinary shares subject to redemption	—	—	(4,488,986)	(449)	—	—	(43,624,293)	—	(43,624,742)
Allocation of offering costs to ordinary shares subject to redemption	—	—	—	—	—	—	3,309,341	—	3,309,341
Accretion of carrying value to redemption value	—	—	—	—	—	—	(3,441,813)	(1,132,646)	(4,574,459)
Net loss	—	—	—	—	—	—	—	(1,923,605)	(1,923,605)
Balance as of December 31, 2021	—	$—	1,074,780	$107	272,247	$27	$—	$(3,056,251)	$(3,056,117)

The accompanying notes are an integral part of these financial statements.

TRADEUP GLOBAL CORPORATION

STATEMENT OF CASH FLOWS

For the Period from
January 26, 2021
(inception) through
December 31, 2021
Cash Flows from Operating Activities:
Net loss	$(1,923,605)
Interest earned on investment held in Trust Account	(1,969)
Changes in operating assets and liabilities:
Prepaid expenses	(74,078)
Accounts payable and accrued expenses	1,176,778
Net Cash Used in Operating Activities	(822,874)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(44,889,860)
Net Cash Used in Investing Activities	(44,889,860)

Cash Flows from Financing Activities:
Proceeds from sale of units through public offering	40,000,000
Proceeds from sale of over-allotment units	4,889,860
Payment of underwriters' discount	(897,797)
Payment of offering costs	(624,050)
Proceeds from sale of private placement shares	2,247,800
Proceeds from issuance of promissory note to related party	220,000
Repayment of promissory note to related party	(225,000)
Proceeds from related party loans	158,000
Repayment of related party loans	(28,000)
Net Cash Provided by Financing Activities	45,740,813

Net Change in Cash	28,079

Cash at beginning of period	—
Cash at end of period	$28,079

Supplemental Disclosure of Non-cash Financing Activities
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Offering costs paid by promissory note - related party	$5,000
Accrued deferred offering costs	$282,320
Deferred underwriting compensation	$1,571,145
Change in value of Class A ordinary shares subject to possible redemption	$43,624,742
Allocation of offering costs to ordinary shares subject to redemption	$3,309,341
Accretion of carrying value to redemption value	$4,574,459

The accompanying notes are an integral part of these financial statements.

TRADEUP GLOBAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. For the period from January 26, 2021 (inception) through December 31, 2021, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “Initial Public Offering”) of units consisting of one Class A ordinary share and one-half of one warrant to purchase a Class A ordinary share at $11.50 per share (the “Units”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On September 27, 2021, the Company entered into a business combination agreement (as it may be amended from time to time, the “Business Combination Agreement”), with TGC Merger Sub, a Cayman Islands exempted company and a wholly owned subsidiary of TradeUP (“Merger Sub”), and SAITECH Limited, a Cayman Islands exempted company (“SAI”), as amended on October 20, 2021 by the Amendment to Business Combination Agreement and as further amended on January 26, 2022 by the Second Amendment to Business Combination Agreement (the “Second Amendment”). The Business Combination Agreement provides that, among other things, Merger Sub will merger with and into SAI, with SAI surviving the merger as a wholly owned subsidiary of TradeUP (the “merger” and the merger and the other transactions contemplated by the Business Combination Agreement, together, the “Business Combination”). In connection with the Business Combination, TradeUP will change its corporate name to “SAI.TECH Global Corporation” (“New SAI”).

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

Business Combination Agreement

On September 27, 2021, the Company entered into a business combination agreement (as it has been and may be further amended and/or restated from time to time, the “Business Combination Agreement”) with TGC Merger Sub, Inc., a Cayman Islands exempted company incorporated with limited liability and a direct wholly-owned subsidiary of TradeUP (“Merger Sub”) and SAITECH Limited, a Cayman Islands exempted company incorporated with limited liability (“SAITECH”). Upon the terms and subject to the conditions of the Business Combination Agreement, and in accordance with applicable law, Merger Sub will merge with and into SAITECH, with SAITECH surviving the merger and becoming a wholly owned subsidiary of TradeUP (the “Merger”). The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination” and the closing date of the Business Combination is hereinafter referred to as the “Closing Date”.

The “Merger Consideration” will be paid by the issuance of the Company’s Class A ordinary shares (“Purchaser Class A Shares”) and a new series of the Company’s Class B ordinary shares (“Purchaser Class B Shares”) with an aggregate value, based on a price of $10.00 per share, equal to $188,000,000 (as amended under the Second Amendment to the Business Combination Agreement dated as of January 26, 2022). The Merger Consideration is also subject to a potential increase if TradeUP Global Sponsor LLC (the “Sponsor”) or its affiliates (other than the Purchaser or any of its subsidiaries) fail to fund all or any portion of amounts in excess of $4,500,000 of “Transaction Expenses” (which include deferred underwriting fees, but expressly exclude any D&O tail insurance policy costs or other liabilities), and SAITECH elects by providing written notice to the Company after the Company closing statement is delivered to SAITECH and prior to Closing to treat such unfunded amount as the “Excess Purchaser Indebtedness and Liability Amount,” which amount would increase the Merger Consideration.

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

Pursuant to Lock-Up Agreements to be executed at the closing of the Merger, the Sponsor and such insiders would agree to not to, without the prior written consent of the board of directors of the Company, (i) sell, offer to sell, contract or agree to sell, assign, lend, offer, encumber, donate, hypothecate, pledge, grant any option, right or warrant to purchase or otherwise transfer, dispose of or agree to transfer or dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position, with respect to (A) any Purchaser Class A Shares, (B) any prior Class B ordinary shares of the Company that are convertible into Purchaser Class A Shares on the Merger effective date, or (C) any securities convertible into or exercisable or exchangeable for Purchaser Class A Shares, in each case, held by it immediately after the Merger effective date (the “Lock-up Shares”), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the Lock-up Shares, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii) (the actions specified in clauses (i)-(iii), collectively, “Transfer”) until (a) for one-half of the Lock-up Shares, the earlier of (x) the date on which the volume weighted average trading price of the Purchaser Class A Shares exceeds $14.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing on the date that is 180 days after the Closing Date and (y) date of the first anniversary of the Closing Date and (b) for one-half of the Lock-up Shares, the earlier of (x) the date on which the volume weighted average trading price of the Purchaser Class A Shares exceeds $17.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing on the date that is 180 days after the Closing and (y) date of the first anniversary of the Closing Date (the “Lock-Up Period”).

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

Liquidity and Capital Resource

Following the closing of the Initial Public Offering on May 3, 2021 and the sales of the Option Units on May 12, 2021, a total of $44,889,860 was placed in the Trust Account, and the Company had $413,633 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. As of December 31, 2021, the Company had a working deficit of $1,486,941. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.  In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required up to $1,200,000 as discussed in Note 6. As of December 31, 2021, the working capital loans amounted to $130,000. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs to execute its intended initial Business Combination twelve months from the date of the issuance of the accompanying financial statements.

Note 2 – Significant accounting policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents.

Investments Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.  As of December 31, 2021, $0 was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed loss allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed loss is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed loss ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.  As of December 31, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 2,244,493 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per ordinary share for the period presented.

The net loss per share presented in the statement of operations is based on the following:

For the Period
from January 26,
2021 (inception)
through December 31,
2021
Net loss	$(1,923,605)
Accretion of carrying value to redemption value	(4,574,459)
Net loss including accretion of carrying value to redemption value	$(6,498,064)

	For the Period
	From January 26, 2021 (inception)
	through December 31, 2021
	Redeemable	Non-Redeemable
	Ordinary Shares	Ordinary Shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(4,675,369)	$(1,822,695)
Accretion of carrying value to redemption value	4,574,459	—
Allocation of net loss	$(100,910)	$(1,822,695)
Denominators:
Weighted-average shares outstanding	3,191,545	1,244,225
Basic and diluted net loss per share	$(0.03)	$(1.46)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 —Investments Held in Trust Account

As of December 31, 2021, assets held in the Trust Account comprised $44,891,829 in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$44,891,829

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

As of December 31, 2021, the ordinary shares reflected on the balance sheet are reconciled in the following table.

As of
December 31, 2021
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

As of December 31, 2021, the Company had an outstanding balance of $130,000 under the working capital loans.

Note 7 — Commitments & Contingencies

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

Note 9 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. On May 3, 2021, the Sponsor converted 850,000 Class B ordinary shares into 850,000 Class A ordinary shares. In May 2021, the Company sold 4,488,986 Class A ordinary shares in the Initial Public Offering and in connection with the sale of the Option Units (see Note 4) and 224,780 Private Placement Shares in the Private Placement (see Note 5). As of December 31, 2021, there were 1,074,780 Class A ordinary shares issued and outstanding, excluding 4,488,986 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On February 1, 2021, the Company issued 1,150,000 Class B ordinary shares to the Sponsor. Of the 1,150,000 Class B ordinary shares outstanding, 27,753 Founder shares were forfeited by the Sponsor for no consideration as a result of the underwriters’ partial exercise of their over-allotment option on May 12, 2021. On May 3, 2021, the Sponsor transferred an aggregate of 60,000 Founder shares to the Company’s three independent directors. On May 3, 2021, the Sponsor converted 850,000 Class B ordinary shares into 850,000 Class A ordinary shares.  As of December 31, 2021, there were 272,247 Class B ordinary shares issued and outstanding.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares on the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder shares, including the 850,000 Founder shares that were converted into Class A ordinary shares, will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) 4,488,986 Class A ordinary shares (comprising the total Class A ordinary shares issued in the Initial Public Offering and as part of the Option Units plus (ii) the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Class A ordinary shares that may be issued upon conversion of working capital loans. The conversion of Class B ordinary shares into Class A ordinary shares, however, will never occur on a less than one-for-one basis.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date on which the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

2. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
2.1+

Business Combination Agreement, dated as of September 27, 2021, by and among TradeUP Global Corporation, TGC Merger Sub and SAITECH Limited (incorporated herein by reference to Exhibit 2.1 to Form 8-K (File No. 001-40368) as filed with the Securities and Exchange Commission on September 28, 2021)

2.2

Amendment to Business Combination Agreement, dated as of October 20, 2021, by and among TradeUP Global Corporation, TGC Merger Sub and SAITECH Limited (incorporated herein by reference to Exhibit 2.1 to Form 8-K (File No. 001-40368) as filed with the Securities and Exchange Commission on October 22, 2021)

2.3

Second Amendment to Business Combination Agreement, dated as of January 26, 2022, by and among TradeUP Global Corporation, TGC Merger Sub, and SAITECH Limited (incorporated herein by reference to Exhibit 2.1 to Form 8-K (File No. 001-40368) as filed with the Securities and Exchange Commission on January 27, 2021)

3.1

Amended and Restated Memorandum and Articles of Association of TradeUP Global Corporation, dated April 28, 2021 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 001-40368) as filed with the Securities and Exchange Commission on May 4, 2021)

4.1	Specimen Class A Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to Form S-1 (File No. 333-253849) as filed with the Securities and Exchange Commission on April 22, 2021)
4.2	Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.3 below)
4.3

Warrant Agreement, dated April 28, 2021, between TradeUP Global Corporation and VStock Transfer, LLC, as warrant agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K/A (File No. 001-40368) as filed with the Securities and Exchange Commission on May 6, 2021)

10.1

Sponsor Support Agreement, dated as of September 27, 2021, among SAITECH Limited, TradeUP Global Corporation, TradeUP Global Sponsor LLC and the persons set forth on Schedule A thereto (included as Annex E to the proxy statement/prospectus)

10.2

Support Agreement (SAITECH Limited Shareholders), dated as of September 27, 2021, among SAITECH Limited, TradeUP Global Corporation, TradeUP Global Sponsor LLC and the persons set forth on Schedule A thereto (included as Annex E to the proxy statement/prospectus)

10.3

Registration Rights Agreement, dated April 28, 2021, among TradeUP Global Corporation, TradeUP Global Sponsor LLC and certain security holders named therein (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-40368) as filed with the Securities and Exchange Commission on May 4, 2021)

10.4

Letter Agreement, dated April 28, 2021, among TradeUP Global Corporation, TradeUP Global Sponsor LLC and certain security holders named therein (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-40368) as filed with the Securities and Exchange Commission on May 4, 2021)

10.5

Letter Agreement Amendment, dated September 27, 2021, among TradeUP Global Corporation, TradeUP Global Sponsor LLC, David X. Li, Tao Jiang and Michael Davidov (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-40368) as filed with the Securities and Exchange Commission on September 28, 2021)

10.6

Investment Management Trust Agreement, dated April 28, 2021, between TradeUP Global Corporation and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-40368) as filed with the Securities and Exchange Commission on May 4, 2021)

10.7

Employment Agreement, dated September 27, 2021, between TradeUP Global Corporation and Risheng Li (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-40368) as filed with the Securities and Exchange Commission on September 28, 2021)

10.8

Employment Agreement, dated September 27, 2021, between TradeUP Global Corporation and Jian Zou (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-40368) as filed with the Securities and Exchange Commission on September 28, 2021)

10.9

Letter Agreement Amendment No. 2, dated as of January 26, 2022, by and among TradeUP Global Sponsor, LLC, TradeUP Global Corporation and certain of TradeUP Global Sponsor, LLC’s equityholders (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-40368) as filed with the Securities and Exchange Commission on January 27, 2022)

10.10	Form of Indemnity Agreement Amendment (incorporated herein by reference to Exhibit 10.13 to Form F-4/A (File No. 333-260418) as filed with the Securities and Exchange Commission on January 27, 2022)
14.1	Code of Ethics (incorporated herein by reference to Exhibit 14 to Form S-1/A (File No. 333-253849) as filed with the Securities and Exchange Commission on April 7, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRADEUP GLOBAL CORPORATION

Date: February 18, 2022

	By:	/s/ Jianwei Li
Jianwei Li
Co-Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Luqi Wen
Luqi Wen
Chief Financial Officer and Secretary
(Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Jianwei Li	Chairman and Co-Chief Executive Officer (Principal Executive Officer)	February 18, 2022
Jianwei Li

/s/ Lei Huang	Co-Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2022
Lei Huang

/s/ Luqi Wen	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 18, 2022
Luqi Wen

/s/ Michael Davidov	Director	February 18, 2022
Michael Davidov

/s/ Tao Jiang	Director	February 18, 2022
Tao Jiang

/s/ David X. Li	Director	February 18, 2022
David X. Li