Form 10-Q
period 2022-03-31
SAI.TECH Global Corp
filed 2022-05-18
CIK 1847075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission File No. 001-40368

SAI.TECH GLOBAL CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#01-05 Pearl’s Hill Terrace

Singapore, 168976

(Address of Principal Executive Offices, including zip code)

+86 186 1174 3705

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	SAI	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	SAITW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 18, 2022, there were 12,933,653 Class A ordinary shares, $0.0001 par value per share, 9,630,634 Class B ordinary shares, $0.0001 par value per share, and 2,244,493 Warrants issued and outstanding.

Explanatory Note

On April 29, 2022 (the “Closing Date”), SAITECH Limited, a Cayman Islands exempted company incorporated with limited liability (“SAI”) consummated the previously announced business combination pursuant to the Business Combination Agreement, dated September 27, 2021, (as amended, the “Business Combination Agreement”), by and among the Company, TradeUP Global Corporation, a Cayman Islands exempted company (“TradeUP” or the “Company”), and TGC Merger Sub, a Cayman Islands exempted company (“Merger Sub”). Pursuant to the Business Combination Agreement, Merger Sub merged with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of TradeUP. In connection with the business combination, TradeUP changed its corporate name to “SAI.TECH Global Corporation” (“New SAI”). On April 29, 2022, when Merger Sub merged with and into SAI (the “Merger”), said Merger resulted in, among other things, the cessation of the separate corporate existence of Merger Sub, and SAI continued as the surviving entity, and as a wholly-owned subsidiary of TradeUP, which was subsequently renamed SAI.TECH Global Corporation. As a result of the Merger, and since the effective time of the Business Combination, New SAI became a foreign private issuer (“FPI”). Despite being an FPI, New SAI is electing to file this Quarterly Report on Form 10-Q on behalf of the Company to fulfill previous reporting obligations.

TRADEUP GLOBAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022
TABLE OF CONTENTS

i

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

ii

Part I. Financial Information

Item 1. Financial Statements

TRADEUP GLOBAL CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash	$60,362	$28,079
Prepaid expenses	46,950	74,078
Total Current Assets	107,312	102,157

Investments held in Trust Account	44,895,493	44,891,829
Total Assets	$45,002,805	$44,993,986

Liabilities and Shareholders’ Deficit
Accounts payable and accrued expenses	$1,942,089	$1,459,098
Related party loans	288,000	130,000
Total Current Liabilities	2,230,089	1,589,098

Deferred underwriters’ marketing fees	1,571,145	1,571,145
Total Liabilities	3,801,234	3,160,243

Commitments and Contingencies

Ordinary shares subject to possible redemption, 4,488,986 shares at conversion value of $10.00 per share	44,889,860	44,889,860

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 1,074,780 issued and outstanding (excluding 4,488,986 shares subject to possible redemption)	107	107
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 272,247 shares issued and outstanding	27	27
Additional paid-in capital		-
Accumulated deficit	(3,688,423)	(3,056,251)
Total Shareholders’ Deficit	(3,688,289)	(3,056,117)
Total Liabilities and Shareholders’ Deficit	$45,002,805	$44,993,986

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRADEUP GLOBAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2022	For the Period from January 26, 2021 (inception) through March 31, 2021

Formation and operating costs	$635,836	$4,510
Loss from Operations	(635,836)	(4,510)

Other income:
Interest earned on investment held in Trust Account	3,664	-

Loss before income taxes	(632,172)	(4,510)

Income taxes	-	-

Net Loss	$(632,172)	$(4,510)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	4,488,986	-
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$(0.11)	$-
Basic and diluted weighted average shares outstanding, Ordinary shares attributable to TradeUP Global Corporation	1,347,027	1,000,000 (1)
Basic and diluted net loss per share, Ordinary shares attributable to TradeUP Global Corporation	$(0.11)	$(0.00)

(1)	This number excludes up to 150,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters prior the Initial Public Offering on May 12, 2021.

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRADEUP GLOBAL CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended March 31, 2022
	Preference		Ordinary Shares				Additional		Total
	shares		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	-	$-	1,074,780	$107	272,247	$27	$-	$(3,056,251)	$(3,056,117)
Net loss	-	-	-	-	-	-	-	(632,172)	(632,172)
Balance as of March 31, 2022	-	$-	1,074,780	107	272,247	27	-	(3,688,423)	(3,688,289)

	For the Period from January 26, 2021 (inception) through March 31, 2021
	Preference		Ordinary Shares				Additional		Total
	shares		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 26, 2021 (inception)	-	$-	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial shareholder	-	-	-	-	1,150,000	115	24,885	-	25,000
Net loss	-	-	-	-	-	-	-	(4,510)	(4,510)
Balance as of March 31, 2021	-	$-	-	$-	1,150,000	$27	$24,885	$(4,510)	$20,490

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRADEUP GLOBAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2022	For the Period from January 26, 2021 (inception) through March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(632,172)	$(4,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(3,664)	-
Changes in operating assets and liabilities:
Prepaid expenses	27,128	-
Accounts payable and accrued expenses	482,991	-
Net Cash Used in Operating Activities	(125,717)	(4,510)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	158,000	90,000
Payment of offering costs	-	(44,919)
Proceeds from sale of private placement shares	-	-
Net Cash Provided by Financing Activities	158,000	45,081

Net Change in Cash	32,283	40,571

Cash at beginning of period	28,079	-
Cash at end of period	$60,362	$40,571

Supplemental Disclosure of Non-cash Financing Activities
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000
Offering costs paid by promissory note - related party	$-	$5,000
Accrued deferred offering costs	$-	$197,268

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRADEUP GLOBAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022 and December 31, 2021, the Company had not commenced any operations. For the period from January 26, 2021 (inception) through March 31, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “Initial Public Offering”) of units consisting of one Class A ordinary share and one-half of one warrant to purchase a Class A ordinary share at $11.50 per share (the “Units”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

TRADEUP GLOBAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

TRADEUP GLOBAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

TRADEUP GLOBAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

TRADEUP GLOBAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The transaction was approved by the Company’s shareholders on April 22, 2022 and the Business Combination was closed on April 29, 2022. In connection with the transaction, TradeUP was renamed to “SAI.TECH Global Corporation.” The Class A ordinary shares and warrants of SAI will commence trading on the Nasdaq Stock Market on May 2, 2022, under the new ticker symbols, “SAI” and “SAITW,” respectively. Such shares and warrants also reflect the continuation of the same shares and warrants of TradeUP Global Corporation under the Company’s new name following the completion of the Business Combination with SAITECH Limited, which has become a wholly owned subsidiary of SAI.

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

TRADEUP GLOBAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Liquidity and Capital Resource

Following the closing of the Initial Public Offering on May 3, 2021 and the sales of the Option Units on May 12, 2021, a total of $44,889,860 was placed in the Trust Account, and the Company had $413,633 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. As of March 31, 2022, the Company had a working deficit of $2,183,139. The Company has incur additional costs in pursuit of its acquisition plans, which was closed on April 20, 2022 as discussed above. Based on the foregoing, the Company completed the initial Business Combination and continued to operate under SAITECH’s operation.

Note 2 – Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 18, 2022.

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

TRADEUP GLOBAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

TRADEUP GLOBAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of March 31, 2022 and December 31, 2021, $0 was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

TRADEUP GLOBAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed loss allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed loss is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed loss ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the three months ended March 31, 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 2,244,493 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. For the period from January 26, 2021 (inception) through March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per ordinary share for the period presented.

TRADEUP GLOBAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The net loss per share presented in the statement of operations is based on the following:

For the Period from
	For the		January 26, 2021
	Three Months Ended		(inception) through
	March 31, 2022		March 31, 2021
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Ordinary	Ordinary	Ordinary	Ordinary
	Stock	Stock	Stock	Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(486,259)	$(145,913)	$—	$(4,510)
Denominators:
Weighted-average shares outstanding	4,488,986	1,347,027	—	1,000,000 (1)
Basic and diluted net loss per share	$(0.11)	$(0.11)	$—	$(0.00)

(1)	This number excludes up to 150,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters prior the Initial Public Offering on May 12, 2021.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 —Investments Held in Trust Account

As of March 31, 2022 and December 31, 2021, assets held in the Trust Account comprised $44,895,493 and $44,891,829 in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$44,895,493	$44,891,829

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

TRADEUP GLOBAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

As of March 31, 2022 and December 31, 2021, the ordinary shares reflected on the balance sheet are reconciled in the following table.

	As of	As of
	March 31,	December 31,
	2022	2021
Gross proceeds	$44,889,860	$44,889,860
Less:
Proceeds allocated to public warrants	(1,265,118)	(1,265,118)
Offering costs of public shares	(3,309,341)	(3,309,341)
Plus:
Accretion of carrying value to redemption value	4,574,459	4,574,459
Ordinary shares subject to possible redemption	$44,889,860	$44,889,860

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

TRADEUP GLOBAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

As of March 31, 2022 and December 31, 2021, the Company had an outstanding balance of $288,000  and $130,000 under the working capital loans.

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

TRADEUP GLOBAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Note 9 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. On May 3, 2021, the Sponsor converted 850,000 Class B ordinary shares into 850,000 Class A ordinary shares. In May 2021, the Company sold 4,488,986 Class A ordinary shares in the Initial Public Offering and in connection with the sale of the Option Units (see Note 4) and 224,780 Private Placement Shares in the Private Placement (see Note 5). As of March 31, 2022 and December 31, 2021, there were 1,074,780 Class A ordinary shares issued and outstanding, excluding 4,488,986 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On February 1, 2021, the Company issued 1,150,000 Class B ordinary shares to the Sponsor. Of the 1,150,000 Class B ordinary shares outstanding, 27,753 Founder shares were forfeited by the Sponsor for no consideration as a result of the underwriters’ partial exercise of their over-allotment option on May 12, 2021. On May 3, 2021, the Sponsor transferred an aggregate of 60,000 Founder shares to the Company’s three independent directors. On May 3, 2021, the Sponsor converted 850,000 Class B ordinary shares into 850,000 Class A ordinary shares. As of March 31, 2022 and December 31, 2021, there were 272,247 Class B ordinary shares issued and outstanding.

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

TRADEUP GLOBAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

TRADEUP GLOBAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up May 18, 2022 on which the financial statements were issued. Except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

The Business Combination was approved by the Company’s shareholders on April 22, 2022 and closed on April 29, 2022. In connection with the transaction, TradeUP was renamed to “SAI.TECH Global Corporation.” The Class A ordinary shares and warrants of SAI commenced trading on the Nasdaq Stock Market on May 2, 2022, under the new ticker symbols, “SAI” and “SAITW,” respectively. Such shares and warrants also reflect the continuation of the same shares and warrants of TradeUP Global Corporation under the Company’s new name following the completion of the Business Combination with SAITECH Limited, which has become a wholly owned subsidiary of SAI. In connection with the closing of the Business Combination, all issued and outstanding Class A ordinary shares and Class B ordinary shares of SAITECH Limited were converted into Class A ordinary shares and Class B ordinary shares of SAI.TECH Global Corporation at an exchange ratio of .13376. As such, 9,169,375 Class A ordinary shares and 9,630,634 Class B ordinary shares of SAI.TECH Global Corporation were issued upon the closing of the Business Combination.

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

On September 27, 2021, we entered into a business combination agreement (as amended and/or restated on October 20, 2021, January 26, 2021, and March 22, 2021, the “Business Combination Agreement”) with TGC Merger Sub, Inc., a Cayman Islands exempted company incorporated with limited liability and a direct wholly-owned subsidiary of TradeUP (“Merger Sub”) and SAITECH Limited, a Cayman Islands exempted company incorporated with limited liability (“SAITECH”). Upon the terms and subject to the conditions of the Business Combination Agreement, and in accordance with applicable law, Merger Sub will merge with and into SAITECH, with SAITECH surviving the merger and becoming a wholly owned subsidiary of TradeUP (the “Merger”). The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination” and the closing date of the Business Combination is hereinafter referred to as the “Closing Date”.

On January 26, 2022, we amended the Business Combination Agreement

The “Merger Consideration” will be paid by the issuance of our Class A ordinary shares (“Purchaser Class A Shares”) and a new series of our Class B ordinary shares (“Purchaser Class B Shares”) with an aggregate value, based on a price of $10.00 per share, equal to $188,000,000. The Merger Consideration is also subject to a potential increase if TradeUP Global Sponsor LLC (the “Sponsor”) or its affiliates (other than the Purchaser or any of its subsidiaries) fail to fund all or any portion of amounts in excess of $4,500,000 of “Transaction Expenses” (which include deferred underwriting fees, but expressly exclude any D&O tail insurance policy costs or other liabilities), and SAITECH elects by providing written notice to the Company after the Company closing statement is delivered to SAITECH and prior to Closing to treat such unfunded amount as the “Excess Purchaser Indebtedness and Liability Amount,” which amount would increase the Merger Consideration.

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

The Business Combination Agreement may be terminated by SAITECH or TradeUP under certain circumstances, including, among others, (i) by mutual written consent of SAITECH and TradeUP, (ii) by either SAITECH or TradeUP if the Closing has not occurred on or before May 31, 2022, (iii) by SAITECH or TradeUP if either TradeUP or SAITECH has not obtained the required approval of its shareholders, (iv) by TradeUP if SAITECH fails to deliver PCAOB compliant audited financial statements to TradeUP by October 15, 2021, and (v) by SAITECH, if TradeUP’s board of directors makes a change in recommendation in supporting the Business Combination Agreement and the transactions contemplated thereby.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. All activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We began to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering in May 2021. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2022, we had a net loss of $632,172, which mainly consisted of formation and operating costs.

For the period from January 26, 2021 (inception) through March 31, 2021, we had a net loss of $4,510, which mainly consisted of formation and operating costs.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

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

Investments Held in Trust Account

At March 31, 2022, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

We classify its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities that hawse have the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying unaudited condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2022, we have not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 2,244,493 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and we did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of us. As a result, diluted income (loss) per share is the same as basic (income) loss per ordinary share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist of a cash account in a financial institution. We have not experienced losses on this account and management believes we are not exposed to significant risks on such account. As of March 31, 2022, $0 was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

There is currently no taxation imposed on income by the Government of the Cayman Islands for the period from January 26, 2021 (inception) through March 31, 2022.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and qualitative disclosures about market risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering and the sale of the Option Units, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the correction of previously filed financial statements (See Item 1, Note 10).

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

Part II. Other Information

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

None.

Item 4. Mine safety disclosures.

Not applicable.

Item 5. Other information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1*	Business Combination Agreement, dated as of September 27, 2021, by and among TradeUP Global Corporation, TGC Merger Sub, and SAITECH Limited (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by TradeUP Global Corporation on September 28, 2021 (File No. 001-40368))
2.2*	Amendment to Business Combination Agreement, dated as of October 20, 2021, by and among TradeUP Global Corporation, TGC Merger Sub, and SAITECH Limited (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by TradeUP Global Corporation on October 22, 2021 (File No. 001-40368))
2.3*	Second Amendment to Business Combination Agreement, dated as of January 26, 2022, by and among TradeUP Global Corporation, TGC Merger Sub, and SAITECH Limited (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by TradeUP Global Corporation on January 27, 2022 (File No. 001-40368))
2.4*	Third Amendment to Business Combination Agreement, dated as of March 22, 2022, by and among TradeUP Global Corporation, TGC Merger Sub, and SAITECH Limited (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by TradeUP Global Corporation on March 23, 2022 (File No. 001-40368))
3.1*	Amended and Restated Memorandum and Articles of Association, dated April 28, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by TradeUP Global Corporation on May 4, 2021 (File No. 001-40368))
4.1*	Warrant Agreement, dated April 28, 2021, between TradeUP Global Corporation and VStock Transfer, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K/A filed by TradeUP Global Corporation on May 4, 2021 (File No. 001-40368))
4.2*	Amended and Restated Warrant Agreement, dated June 7, 2021, between TradeUP Global Corporation and VStock Transfer, LLC, as warrant agent. (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed by TradeUP Global Corporation on June 8, 2021 (File No. 001-40368))
10.1*	Sponsor Support Agreement, dated as of September 27, 2021, by and among TradeUP Global Corporation, TradeUP Global Sponsor LLC and certain other affiliates of TradeUP Global Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by TradeUP Global Corporation on September 28, 2021 (File No. 001-40368))
10.2*	Letter Agreement Amendment, dated as of September 27, 2021, by and among TradeUP Global Sponsor, LLC, TradeUP Global Corporation and certain of TradeUP Global Sponsor, LLC’s equityholders (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by TradeUP Global Corporation on September 28, 2021 (File No. 001-40368))
10.3*	Employment Agreement, dated as of September 27, 2021, between Risheng Li and TradeUP Global Corporation (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by TradeUP Global Corporation on September 28, 2021 (File No. 001-40368))
10.4*	Employment Agreement, dated as of September 27, 2021, between Jian Zou and TradeUP Global Corporation (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by TradeUP Global Corporation on October 22, 2021 (File No. 001-40368))
31.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Incorporated herein by reference as indicated.
**	Filed or furnished herein.

Part III. Signatures

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 18, 2022	SAI.TECH GLOBAL CORPORATION

	By:	/s/ Risheng Li
Risheng Li
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Ian Zou
Ian Zou
Chief Financial Officer and Director
(Principal Financial Officer and Accounting Officer)